Form 10-Q
period 2018-03-31
Sailpoint Technologies Holdings, Inc.
filed 2018-05-09
CIK 1627857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38297

SailPoint Technologies Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-1628077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11305 Four Points Drive, Building 2, Suite 100, Austin, TX 78726	78726
(Address of principal executive offices)	(Zip Code)

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

The registrant had 87,219,160 shares of common stock outstanding as of May 4, 2018.

SailPoint Technologies Holdings, Inc.
Table of Contents

i

PART I

ITEM 1. Financial Statements

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated Balance sheets

	As of
	March 31, 2018	December 31, 2017
	(In thousands, except share and per share data)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$130,859	$116,049
Restricted cash	126	78
Accounts receivable	55,997	72,907
Prepayments and other current assets	9,094	10,013
Total current assets	196,076	199,047
Property and equipment, net	3,126	3,018
Deferred tax asset - non-current	264	264
Other non-current assets	3,106	3,542
Goodwill	219,377	219,377
Intangible assets, net	78,979	81,185
Total assets	$500,928	$506,433
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,872	$2,231
Accrued expenses and other liabilities	12,012	22,636
Income taxes payable	1,918	1,688
Deferred revenue	75,883	73,671
Total current liabilities	91,685	100,226
Long-term debt	68,321	68,329
Other long-term liabilities	65	27
Deferred revenue non-current	13,175	9,454
Total liabilities	173,246	178,036
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000,000 shares issued and outstanding 85,953,041 shares at March 31, 2018 and 84,948,126 shares at December 31, 2017	9	8
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Additional paid in capital	358,858	353,609
Accumulated deficit	(31,185)	(25,220)
Total stockholders' equity	327,682	328,397
Total liabilities and stockholders’ equity	$500,928	$506,433

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands, except share and per share data)
	(Unaudited)
Revenue
Licenses	$16,987	$12,236
Subscription	23,005	14,952
Services and other	9,722	8,278
Total revenue	49,714	35,466
Cost of revenue
Licenses	1,138	1,087
Subscription	4,658	3,575
Services and other	6,974	5,473
Total cost of revenue	12,770	10,135
Gross profit	36,944	25,331
Operating expenses
Research and development	9,762	6,927
General and administrative	7,657	3,032
Sales and marketing	23,815	15,173
Total operating expenses	41,234	25,132
(Loss) income from operations	(4,290)	199
Other expense, net:
Interest expense, net	(1,178)	(2,657)
Other, net	(147)	(64)
Total other expense, net	(1,325)	(2,721)
Loss before income taxes	(5,615)	(2,522)
Income tax (expense) benefit	(352)	239
Net loss	$(5,967)	$(2,283)
Net loss available to common shareholders	$(5,967)	$(8,453)
Net loss per share
Basic	$(0.07)	$(0.18)
Diluted	$(0.07)	$(0.18)
Weighted average shares outstanding
Basic	85,719,240	47,208,477
Diluted	85,719,240	47,208,477

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(5,967)	$(2,283)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,628	2,476
Amortization of loan origination fees	108	152
Gain on disposal of fixed assets	(4)	(8)
Stock-based compensation expense	5,139	158
Deferred taxes	—	(68)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	16,910	6,500
Prepayments and other current assets	919	1,058
Other non-current assets	436	(1,355)
Accounts payable	(358)	711
Accrued expenses and other liabilities	(10,651)	(2,283)
Income taxes payable (receivable)	230	(313)
Deferred revenue	5,932	2,113
Net cash provided by operating activities	15,322	6,858
Investing activities
Purchase of property and equipment	(530)	(382)
Proceeds from sale of property and equipment	4	109
Net cash used in investing activities	(526)	(273)
Financing activities
Repurchase of equity shares	—	(267)
Exercise of stock options	62	29
Net cash provided by (used in) financing activities	62	(238)
Increase in cash	14,858	6,347
Cash, cash equivalents and restricted cash, beginning of period	116,127	18,272
Cash, cash equivalents and restricted cash, end of period	$130,985	$24,619

Supplemental disclosure of cash flow information:
Cash paid for interest	$884	$2,513
Cash paid for income taxes	$94	$73
Conversion of prepaid incentive units to common stock (Note 7)	$65	$10

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

NOTES TO UNAUDITED Condensed Consolidated FINANCIAL STATEMENTS

1. Organization and Description of Business

SailPoint Technologies Holdings, Inc. (“we,” “our,” “the Company” or “SailPoint”) was incorporated in the state of Delaware on August 8, 2014, in preparation for the purchase of SailPoint Technologies, Inc. The purchase (the “Acquisition”) occurred on September 8, 2014. SailPoint Technologies, Inc. was formed July 14, 2004 as a Delaware corporation. The Company designs, develops, and markets identity governance software that helps organizations govern user access to critical systems and data. The Company currently markets its products and services throughout North America, Europe and the Asia Pacific regions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheet, statements of operations and the statements of cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2018 or any future period. Our unaudited consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 19, 2018 (the “Annual Report”). These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report. All intercompany accounts and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. The Company is required to maintain a small amount of restricted cash to guarantee rent payments in a foreign subsidiary.

	As of
	March 31, 2018	December 31, 2017
	(In thousands)
Cash and cash equivalents per balance sheet	$130,859	$116,049
Restricted cash per balance sheet	126	78
Cash, cash equivalents and restricted cash per cash flow	$130,985	$116,127

Segment Information and Concentration of Credit and Other Risks

Segment Information

The Company operates as one operating segment. The Company’s chief operating decision maker is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment, and derives revenues from licensing of software, sale of professional services, maintenance and technical support. The following tables sets forth the Company’s consolidated total revenue by geography:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
United States	$32,698	$25,915
EMEA (1)	11,671	5,814
Rest of the World (1)	5,345	3,737
Total revenue	$49,714	$35,466

(1)	No single country represented more than 10% of our consolidated revenue.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. There is no concentration of credit risk for customers as no individual entity represented more than 10% of the balance in accounts receivable as of March 31, 2018 and December 31, 2017 or 10% of revenue for three months ended March 31, 2018 and 2017. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s condensed consolidated revenues or net assets.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies, which are discussed in Note 2 of “Notes to Consolidated Financial Statements” in the Annual Report.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates guidance for when revenue should be recognized from the exchange of goods or services. ASU No. 2016-08 was issued in March 2016 to clarify the principal versus agent guidance in this new revenue recognition standard. ASU 2016-10 was issued in April 2016 to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. ASU 2016-12 was issued in May 2016 to clarify the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. ASU 2016-20 was issued in December 2016 to make technical corrections and improvements on narrow aspects of this guidance. ASU No. 2015-14 was issued in August 2015 to defer the effective date of ASU 2014-09 for one year. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company does not plan to early adopt, and therefore plans to adopt for the annual reporting period beginning after December 15, 2018.

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

The Company is in the initial stages of its evaluation of the impact of the new standard on its accounting policies, and processes. The Company has assigned internal resources in addition to the engagement of third party service providers to assist in the evaluation. While the Company continues to assess all potential impacts under the new standard will have on our condensed consolidated financial statements and related disclosures there may be the potential for significant impacts to the timing of recognition of professional services revenue, and contract acquisition costs, with respect to the amounts that will be capitalized as well as the period of amortization.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The standard also expands the required quantitative and qualitative disclosures surrounding leases. This standard is effective for annual periods beginning after December 15, 2019 including interim periods within that reporting period. Early adoption is permitted. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2019. This standard will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Management is currently evaluating the effect of these provisions on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718). This standard clarifies which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity is required to account for the effects of a modification unless all of the following conditions are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted in the first period of the year this guidance is adopted. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2017. Management is currently evaluating the effect of these provisions on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260). This standard addresses the complexity of accounting for certain financial instruments with down round features. This guidance is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2020. Management is currently evaluating the effect of these provisions on the Company’s consolidated financial statements.

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations.  The carrying amount of goodwill was $219.4 million for the periods ended March 31, 2018 and 2017 as there has been no acquisition activity in these periods. Goodwill and other intangible balances are tested for impairment on an annual basis during the fourth quarter, or sooner if an indicator of impairment occurs. No triggering events have occurred during the three-month period ended March 31, 2018 and 2017 that would indicate a potential impairment of goodwill and other intangible assets.

Intangible Assets

Total cost and amortization of intangible assets comprised of the following:

		As of
	Weighted Average Useful Life	March 31, 2018	December 31, 2017
Intangible assets, net	(In years)	(In thousands)
Customer lists	15	$42,500	$42,500
Developed technology	9.6	42,000	42,000
Trade names and trademarks	17	24,500	24,500
Order backlog	1.5	1,100	1,100
Non-competition agreements and related items	4.4	810	810
Total intangible assets		110,910	110,910
Less: Accumulated amortization		(31,931)	(29,725)
Total intangible assets, net		$78,979	$81,185

Amortization expense of intangible assets was $2.2 million for the three months ended March 31, 2018 and March 31, 2017. Amortization expense is included in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively, as follows:

	Three months ended
	March 31, 2018	March 31, 2017
	(In thousands)
Cost of revenue – license	$1,008	$1,008
Cost of revenue – subscription	96	96
Research and development	34	—
Sales and marketing	1,068	1,117
Total amortization of acquired intangibles	$2,206	$2,221

Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments for intangible assets during the three months ended March 31, 2018 and 2017.

4. Commitments and Contingencies

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements. The majority of these agreements include a renewal option, and/or require the Company to pay taxes, insurance, and maintenance costs, which are not included in the table below. Certain of these facility leases contain predetermined fixed escalations of the minimum rentals, and the Company recognizes expense for these leases on a straight-line basis. The difference between the recognized rental expense and amounts payable under the lease is recorded as deferred rent, which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.

Rent expense under all operating leases was approximately $0.9 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

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

5. Line of Credit and Long-Term Debt

The outstanding balance of the term loan at March 31, 2018 and December 31, 2017 was $70 million. There was no outstanding balance of the revolving line of credit at March 31, 2018 and December 31, 2017. The Company was in compliance with all applicable covenants as of March 31, 2018 and December 31, 2017.

In 2017, the Company amended its existing credit facility in connection with the consummation of its initial public offering. Such amendment required that the Company use a portion of its net proceeds to repay $90.0 million of borrowings outstanding under its term loan facility to reduce the aggregate outstanding principal amount thereof to $70.0 million. This repayment was subject to a prepayment premium of 1.50% approximately $1.4 million, which is recorded as interest expense. As a result of this paydown, the Company incurred a $1.7 million loss on the modification and partial extinguishment of debt which was also recorded as interest expense in the consolidated statements of operations for the years ended December 31, 2017. In October 2017, in connection with its new corporate headquarters lease, the Company executed a standby letter of credit in the amount of $6.0 million.  The term loan and the credit facility both bear interest based on the adjusted LIBOR rate, as defined in the credit agreement, with a 1% floor plus an applicable margin of 4.5%.

The Company has incurred total debt issuance costs of $4.5 million in connection with these loan and security agreements of which $1.4 million relates to the modified agreement as of December 31, 2017. These costs are being amortized to interest expense over the life of the debt on a straight-line basis, which approximates the interest method. Amortization of debt issuance costs for existing loan and security agreement as of March 31, 2018 and March 31, 2017, was approximately $0.1 million and $0.2 million, respectively, and was recorded in interest expense in the accompanying condensed consolidated statements of operations.  As of March 31, 2018, future principal payment for long-term debt, is $68.3 million, net of $1.7 million of unamortized debt issuance costs included in long-term debt. The maturity date on the term loan is August 16, 2021, with principal payment due in full on maturity date, and interest payments due quarterly. The rate prevalent at March 31, 2018 was 5.5% consisting of the 1% floor, plus an applicable margin of 4.5% for the term loan and the credit facility.

6. Related Party Transactions

During the three months ended March 31, 2018 and 2017, the Company engaged in ordinary sales transactions of $147,000, and $0 and purchase transactions of $101,000 and $382,000, respectively, with entities affiliated with its controlling entity. At March 31, 2018 and December 31, 2017, the accompanying condensed consolidated balance sheets included accounts payable balances of $400 and $3,400, as well as accounts receivable balances $91,000 and $516,000, respectively, associated with these transactions.

In September 2014, the Company entered into an advisory services agreement (the “Consulting Agreement”) with its controlling entity. The Consulting Agreement requires quarterly payments from September 8, 2014 through December 31, 2018 for business consulting services provided by the controlling entity to the Company. Consulting fees from the Consulting Agreement totaled $313,000 in the three months ended March 31, 2017 and were included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Upon completion of the initial public offering, the Consulting Agreement ceased, and the Company was no longer required to make future payments.

7. Stock Option Plans and Stock-Based Compensation

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

At March 31, 2018, 468,956 shares were available for issuance under the Amended and Restated 2015 Stock Option and Grant Plan. At March 31, 2018, 333,999 shares were available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

2017 Long Term Incentive Plan

In November 2017, the Company’s board of directors adopted the 2017 Long Term Incentive Plan (the “2017 Plan”). As of December 31, 2017, the Company had reserved 8,856,876 shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan will be increased on each January 1 hereafter by 4,428,438 shares of common stock. Options granted under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan.  At March 31, 2018, 6,482,775 shares were available for issuance under the 2017 Plan.  The Company currently uses authorized and unissued shares to satisfy share award exercises.

In November 2017, the Company’s board of directors adopted the Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on in November of 2017, after the date our registration statement was declared effective by the SEC.  As of March 31, 2018, the participation in the ESPP is not effective and no shares were purchased.

Options Activity

The fair value for the Company’s stock options granted during the year ended March 31, 2018 and 2017 was estimated at the date of grant using a Black Scholes option-pricing model using the following weighted average assumptions:

	March 31, 2018	March 31, 2017
Expected dividend rate	0%	0%
Expected volatility	41.0%	49.0%
Risk-free interest rate	2.63% - 2.73%	2.02% - 2.11%
Expected term (in years)	6.25 - 6.25	5.5 - 6.25

The following table summarizes option activity under the Plans and related information:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balances at December 31, 2017	3,500,075	$5.43	8.8	31,784,488
Granted	34,875	$19.02
Exercised	(26,334)	$2.36
Forfeited	(53,579)	$2.77
Balances at March 31, 2018	3,455,037	$5.64	8.6	52,025,934
Options vested and expected to vest at March 31, 2018	3,455,037	$5.64	8.6	52,025,934
Options vested and exercisable at March 31, 2018	1,043,709	$2.32	7.6	19,172,966

The Company expects all outstanding stock options at March 31, 2018 to fully vest. The weighted average grant date fair value per share for the period ended March 31, 2018 and 2017 was $8.42 and $1.56, respectively. Compensation expense relating to stock options was approximately $1.7 million and $158,000 for the three months ended March 31, 2018 and 2017, respectively. The total fair value of shares vested during the three months ended March 31, 2018 and 2017 was approximately $0.4 million and $98,000, respectively.

The total unrecognized compensation expense related to non-vested stock options granted is $9.2 million and is expected to be recognized over a weighted average period of 2.71 years as of March 31, 2018.

Incentive Unit Plan

In 2014 and 2015, the Company granted shares of the Company’s common stock (the “incentive units”) to certain members of management pursuant to restricted stock agreements (the “RSAs”).

The incentive units were granted with an exercise price equal to the fair market value on the date of grant, are subject to vesting, and if exercised in advance of vesting were subject to the Company’s right to repurchase. Upon vesting, the incentive units automatically convert to common stock. 50% of incentive units granted to executives vest based on performance meeting or exceeding EBITDA targets, as defined in the RSAs. Incentive units granted to non-executives and the remaining 50% of incentive units granted to executives vest 25% on the first anniversary date of the grant, and ratably over the remaining three years. The graded-vesting attribution method is used by the Company to determine the monthly stock-based compensation expense over the applicable vesting periods. In 2017, the Board of Directors waived the EBITDA criteria associated with the annual tranche of performance vesting stock options resulting in a modification.

The Company did not grant any incentive units during the first quarter of 2018. As of March 31, 2018, the aggregate intrinsic value for 1,257,000 non-vested incentive units was $26.0 million, and the total unrecognized compensation related to non-vested incentive units granted was approximately $6.9 million and is expected to be recognized over a weighted-average remaining period of 0.8 years. During the first quarter of 2018, approximately 979,000 units vested. Compensation expense relating to incentive units was approximately $2.1 million and $10,000 for the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock Units

The Company granted 382,427 restricted stock units during the three months ended March 31, 2018. As of March 31, 2018, 1,270,966 units of restricted stock is expected to vest over a weighted average remaining contractual period of 2.1 years with an aggregate intrinsic value of approximately $26.3 million. The total unrecognized compensation related to restricted stock units was $15.4 million as of March 31, 2018 and is expected to be recognized over a weighted average period of 3.57 years. Compensation expense relating to restricted stock units was approximately $1.2 million and $0 for the three months ended March 31, 2018 and 2017, respectively.

Stock-based compensation expense, which includes stock options, restricted stock units and incentive units, was recognized as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Cost of revenue – subscription	$121	$9
Cost of revenue – services and other	375	18
Research and development	641	30
General and administrative	2,340	30
Sales and marketing	1,662	71
Total stock-based compensation	$5,139	$158

8. Income Taxes

Impacts of the U.S. 2017 Tax Cuts and Jobs Act

The U.S. 2017 Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017 and effective January 1, 2018, reduces the U.S. federal corporate tax rate from 35% to 21%. There was no net impact to the Company’s provision for income taxes or net deferred taxes due to the Company’s valuation allowance. The decrease in future tax assets via the reduced rate was offset by the decrease in our valuation allowance.

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of March 31, 2018, the Company is not subject to the GILTI provisions due to Section 956 inclusions.

The provision for income taxes for 2018 and 2017 is generated from activity in certain foreign jurisdictions by our consolidated subsidiaries.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended March 31, 2018 and 2017 the Company did not record any material interest or penalties.

The Company files tax returns in the U.S. federal jurisdiction, in several state jurisdictions, and in several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2013 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2012. The Company is not currently under income tax audit in any jurisdiction.

9. Net loss per share attributable to common shareholders

Basic and diluted net loss per share is computed by dividing net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards. In periods when the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

	Three months ended
	March 31, 2018	March 31, 2017
	(In thousands, except share data)
Numerator:
Net loss	$(5,967)	$(2,283)
Deemed dividends to preferred stockholders	—	(6,170)
Net loss attributable to common shareholders	$(5,967)	$(8,453)

Denominator
Weighted average shares outstanding
Basic and diluted	85,719,240	47,208,477
Net loss attributable to common shareholders
Basic and diluted	$(0.07)	$(0.18)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common shareholders for the periods presented because their effect would have been anti-dilutive.  For the period prior to our initial public offering, convertible preferred stock is not included in this computation as it was contingently convertible based upon a future event.

	Three months ended
	March 31, 2018	March 31, 2017
Convertible preferred stock on an as-if converted basis
Stock options to purchase common stock	3,468,458	2,057,211
RSUs issued and outstanding	1,097,668	—
Non-vested incentive units	1,480,304	3,689,429
Total	6,046,430	5,746,640

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Annual Report, including the Consolidated Financial Statements and related notes included therein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. The forward-looking statements are contained principally in this Quarterly Report in “Management’s Discussion and Analysis of Financial Condition and Result of Operations” and “Risk Factors”.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors. Important factors, some of which are beyond our control, that could cause actual results to differ materially from our historical results or those expressed or implied by these forward-looking statements include the following: our ability to attract and retain customers and our ability to deepen our relationships with existing customers; our expectations regarding our customer growth rate; our ability to maintain successful relationships with our channel partners and further develop strategic relationships; our ability to develop or acquire new solutions, improve our platform and solutions and increase the value of and benefits associated with our platform and solutions; our ability to compete successfully against current and future competitors; our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments; our ability to adapt and respond to rapidly changing technology, evolving industry standards, changing regulations and changing customer needs; our ability to maintain and enhance our brand or reputation as an industry leader and innovator; our ability to hire, retain, train and motivate our senior management team and key employees; our ability to successfully enter new markets and manage our international expansion; adverse economic conditions in the United States, Europe or the global economy; significant changes in the contracting or fiscal policies of the public sector; actual or perceived failures by us to comply with privacy policy or legal or regulatory requirements; our ability to maintain third-party licensed software in or with our solutions; and our ability to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies. These and other important risk factors are described more fully in our reports and other documents filed with the SEC, including under “Risk Factors” in Part I, Item 1A in the Annual Report and “Risk Factors” in Part II, Item 1A in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report relate only to events as of the date hereof. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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
•

in 2015, we extended identity governance by adding our identity governance for data stored in files solution, SecurityIQ, which manages user access to unstructured data, a rapidly growing area of risk; and

•

in 2017, we further extended identity governance with the introduction, on a limited release basis, of our advanced identity analytics solution, IdentityAI, which is designed to use machine learning technologies to enable rapid detection of security threats before they turn into security breaches.

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

Our set of solutions currently consists of (i) IdentityIQ, our on-premises identity governance solution, (ii) IdentityNow, our cloud-based, multi-tenant governance suite, which is delivered as a subscription service, and (iii) SecurityIQ, our on-premises identity governance for files solution that secures access to data stored in file servers, collaboration portals, mailboxes and cloud storage systems, and (iv) IdentityAI, our cloud-based advanced identity analytics solution. See the section titled “Business—Products” in Part I, Item 1 of the Annual Report for more information regarding our solutions.

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

Our go-to-market strategy consists of both direct sales and indirect sales through our partnership network of systems integrators, value-added resellers and adjacent technology vendors. We work closely with systems integrators, many of whom have dedicated SailPoint practices (including Accenture, Deloitte, KPMG and PwC), with some dating back more than seven years, and resellers (including value-added resellers such as Optiv) to identify potential sales opportunities and help us increase our reach, and we frequently cooperate with systems integrators to make joint sales proposals to address our mutual customers’ requirements. We also collaborate with leading access management vendors by adding our identity governance capabilities to their access management services (e.g., Microsoft, Okta and VMware). We do not have any material payment obligations to systems integrators, resellers or our technology partners; nor do they have any material payment obligations to us, except that resellers typically purchase solutions directly from us and resell to customers. See the section titled “Business—Partnerships and Strategic Relationships” in Part I, Item 1 of the Annual Report for more information regarding our partnership network.

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

Key Business Metrics

In addition to our GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended
	March 31, 2018	March 31, 2017
Number of customers	984	725
Subscription revenue as a percentage of total revenue	46%	42%
Adjusted EBITDA (in thousands)	$3,342	3,152

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

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, we use adjusted EBITDA, a non-GAAP financial measure, to clarify and enhance our understanding of past performance and future prospects. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flow that includes or excludes amounts that are included or excluded from the most directly comparable measure calculated and presented in accordance with GAAP.

Our non-GAAP financial measure of adjusted EBITDA may not provide information that is directly comparable to that provided by other companies in our industry because they may calculate adjusted EBITDA differently. In addition, there are limitations in using non-GAAP financial measures, such as adjusted EBITDA, because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. In particular, interest expense, which is excluded from adjusted EBITDA, has been and will continue to be a significant recurring expense in our business for the foreseeable future. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the reconciliations of our adjusted EBITDA to net loss, the comparable GAAP financial measure, included below, and not to rely on any single financial measure to evaluate our business.

We calculate adjusted EBITDA as net income (loss) adjusted to exclude income taxes, interest expense, net, depreciation and amortization, purchase accounting adjustments, acquisition and sponsor related costs and stock-based compensation expense.

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

The following table reflects the reconciliation of adjusted EBITDA to net loss calculated in accordance with GAAP:

	March 31, 2018	March 31, 2017
	(In thousands)
Net loss	$(5,967)	$(2,283)
Stock-based compensation	5,139	158
Amortization	2,206	2,221
Depreciation	421	255
Purchase price accounting adjustment (1)	13	55
Acquisition and sponsor related costs	—	328
Interest expense	1,178	2,657
Income tax expense (benefit)	352	(239)
Adjusted EBITDA	$3,342	$3,152

(1)	Purchase accounting adjustment related to the fair value write down of deferred revenue from the Acquisition.

Components of Results of Operations

See the section titled “Components of Results of Operations” in Part II, Item 7 of the Annual Report, for information regarding the components of our results of operations.

Results of Operations

The following table sets forth our statement of operations for the periods presented:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Revenue:
Licenses	$16,987	$12,236
Subscription	23,005	14,952
Services and other	9,722	8,278
Total revenue	49,714	35,466
Cost of revenue:
Licenses	1,138	1,087
Subscription (1)	4,658	3,575
Services and other (1)	6,974	5,473
Total cost of revenue	12,770	10,135
Gross profit	36,944	25,331
Operating expenses:
Research and development (1)	9,762	6,927
General and administrative (1)	7,657	3,032
Sales and marketing (1)	23,815	15,173
Total operating expenses	41,234	25,132
(Loss) income from operations	(4,290)	199
Other expense, net:
Interest expense, net	(1,178)	(2,657)
Other, net	(147)	(64)
Total other expense, net	(1,325)	(2,721)
Loss before income taxes	(5,615)	(2,522)
Income tax (expense) benefit	(352)	239
Net loss	$(5,967)	$(2,283)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Cost of revenue – subscription	$121	$9
Cost of revenue – services and other	375	18
Research and development	641	30
General and administrative	2,340	30
Sales and marketing	1,662	71
Total stock-based compensation	$5,139	$158

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenue:
Licenses	34%	35%
Subscription	46	42
Services and other	20	23
Total revenue	100	100
Cost of revenue:
Licenses	2	3
Subscription	10	10
Services and other	14	15
Total cost of revenue	26	28
Gross profit	74	72
Operating expenses:
Research and development	20	19
General and administrative	15	9
Sales and marketing	48	43
Total operating expenses	83	71
(Loss) income from operations	(9)	1
Other expense, net:
Interest expense, net	(2)	(8)
Other, net	(0)	(0)
Total other expense, net	(2)	(8)
Loss before income taxes	(11)	(7)
Income tax (expense) benefit	(1)	1
Net loss	(12)%	(6)%

Revenue

	Three Months Ended
	March 31, 2018	March 31, 2017	variance $	variance %
	(In thousands, except percentages)
Revenue:
Licenses	$16,987	$12,236	$4,751	39%
Subscription	23,005	14,952	8,053	54%
Services and other	9,722	8,278	1,444	17%
Total revenue	$49,714	$35,466	$14,248	40%

License Revenue. License revenue increased by $4.8 million, or 39%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. License revenue from new customers and existing customers were nearly equal for the three months ended March 31, 2018; however, the increase in total license revenue compared to March 31, 2017 was primarily attributable to sales to the new customers, with 72% year over year growth. During the three months ended March 31, 2018 and 2017 revenue from new customers was $8.4 million and $5.0 million, respectively; and license revenue from existing customers was $8.6 million and $7.2 million, respectively. Our revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased.

Subscription Revenue. Subscription revenue increased by $8.1 million, or 54%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The increase was primarily a result of an increase in ongoing maintenance renewals and an increase in maintenance revenue derived from new licenses. Our customer base increased by 259, or 36%, from 725 customers at March 31, 2017 to 984 customers at March 31, 2018.  During the three months ended March 31, 2018 and 2017, revenue from existing customers contributed to more than 95% of subscription revenue.

Services and Other Revenue. Services and other revenue increased by $1.4 million, or 17%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase is primarily a result of an increase in the number of customers using our consulting and training services.

Geographic Regions. Our operations in the United States were responsible for the largest portion of our revenue in each three months ended March 31, 2018 and 2017 because of our larger and more established sales force and partner network in the United States as compared to our other regions. Revenue from both Europe, the Middle East and Africa (“EMEA”) and the rest of the world also increased for three months ended March 31, 2018 and 2017, primarily due to our investment in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide.

The following table sets forth summary of our consolidated total revenue by geography and the respective percentage of total revenue:

	Three Months Ended
	March 31, 2018		March 31, 2017
	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$32,698	66%	$25,915	73%
EMEA (1)	11,671	23%	5,814	16%
Rest of the World (1)	5,345	11%	3,737	11%
Total revenue	$49,714	100%	$35,466	100%

(1)	No single country represented more than 10% of our consolidated revenue.

Cost of Revenue

	Three Months Ended
	March 31, 2018	March 31, 2017	variance $	variance %
Cost of revenue:	(In thousands, except percentages)
Licenses	$1,138	$1,087	$51	5%
Subscription	4,658	3,575	1,083	30%
Services and other	6,974	5,473	1,501	27%
Total cost of revenue	$12,770	$10,135	$2,635	26%

Cost of License Revenue. The cost of license revenue increased slightly by 5% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. During each of the three months ended March 31, 2018 and 2017, cost of license revenue included $1.0 million in amortization of intangibles acquired in business combinations.

Cost of Subscription Revenue. Cost of subscription revenue increased by $1.1 million, or 30%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Approximately $0.8 million was attributable to an increase in headcount and related allocated expenses to support growth of our subscription cloud-based offering and ongoing maintenance for our expanding licensed customer base. Approximately $0.3 million was attributable to our increased cloud-based hosting costs.

Cost of Services and Other Revenue. Cost of services and other revenue increased by $1.5 million, or 27%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Substantially all of the increase was the result of our increased services and training headcount, related allocated overhead and related stock based compensation expense.

Gross Profit and Gross Margin

	Three Months Ended
	March 31, 2018	March 31, 2017	variance $	variance %
	(In thousands, except percentages)
Gross profit:
Licenses	$15,849	$11,149	$4,700	42%
Subscription	18,347	11,377	6,970	61%
Services and other	2,748	2,805	(57)	(2)%
Total gross profit	$36,944	$25,331	$11,613	46%
Gross Margin:
Licenses	93%	91%
Subscription	80%	76%
Services and other	28%	34%
Total gross margin	74%	71%

Licenses. License gross profit increased by $4.7 million, or 42%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was the result of increased license revenues with only minor increases in third party royalties.

Subscription. Subscription gross profit increased by $7.0 million, or 61%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase was the result of growth in subscription revenue, as described above, coupled with growth in costs of subscription revenue at a rate lower than our revenue growth as we continue to build economies of scale within our customer support organization and our utilization of cloud-based hosting services.

Services and Other. Services and other gross profit decreased by $0.1 million, or 2%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This decrease was primarily attributable to the higher costs associated with expanding our infrastructure for our professional services and training organization to support an increasing number of customers.

Operating Expenses

	Three Months Ended
	March 31, 2018	March 31, 2017	variance $	variance %
Operating expenses:	(In thousands, except percentages)
Research and development	$9,762	$6,927	$2,835	41%
General and administrative	7,657	3,032	4,625	153%
Sales and marketing	23,815	15,173	8,642	57%
Total operating expenses	$41,234	$25,132	$16,102	64%

Research and Development Expenses. Research and development expenses increased by $2.8 million, or 41%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Approximately 83% of this increase was the result of an increase in headcount, and related allocated overhead, to optimize and expand our product offerings as well as pursue innovation in identity governance. Substantially all of the remaining increase in research and development expenses was the result of an increase in stock based compensation expense and an increase in software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering.

General and Administrative Expenses. General and administrative expenses increased by $4.6 million, or 153%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Approximately 82% of the increase was the result of an increase in corporate headcount, and related allocated overhead, to support our transition to a public company and the growth and scale of the business. During the first quarter of 2018, approximately $2.3 million of the increase was related to stock based compensation expense. Additionally, general and administrative expenses increased as a result of increase in facility expense and professional services expenses comprised of legal, accounting and consulting fees.

Sales and Marketing Expenses. Sales and marketing expenses increased by $8.6 million, or 57%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Approximately $7.6 million, or 88%, of the increase was the result of our increased sales and marketing headcount, stock based compensation expense and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. As our headcount increased, we also experienced related increases in travel and advertising costs of $0.5 million and $0.4 million, respectively, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Interest Expense, Net

Interest expense, net of interest income, decreased by $1.5 million, or 56%, for the three months ended March 31, 2018, compared to March 31, 2017. This decrease was primarily due to refinancing our debt to lower the stated interest rate from 9.0% to 5.5%, as well as decrease in the term loan principal balance and related lower amortization of debt issuance cost.

Provision for Income Taxes

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

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. We have incurred net losses in each fiscal year since our inception except during the fourth quarter of each year. We have recorded insignificant U.S. federal income tax expense. Our tax expense to date relates primarily to foreign income taxes, mainly from our Israeli activities, and to a lesser extent, state income taxes.  The effective tax rate for the three months ended March 31, 2018 is 6.3% compared to 9.4% for the prior period. The difference in effective tax rate is primarily due to the increase in foreign taxes and in worldwide pre-tax book loss.

For further discussion regarding tax matters, see Note 8 of the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of the Annual Report.

Liquidity and Capital Resources

As of March 31,2018, we had $131 million of cash and cash equivalents and $1.5 million of availability under our revolving credit facility. As of March 31, 2018, we had approximately $3.3 million of cash and cash equivalents held in our foreign subsidiaries. We do not consider the earnings of our foreign subsidiaries, with the exception of India, to be permanently reinvested in foreign jurisdictions and have consistently applied Section 956 of the Internal Revenue Code of 1986, as amended, to such earnings. As a result of applying Section 956 consistently to our intercompany cash flows, the majority of the earnings in our foreign subsidiaries represent income that was previously taxed in the United States. As a result, there would be no material income tax consequences to repatriating the cash currently held in our foreign subsidiaries. In India, we continue to invest and grow our research and development activities and have no plans to repatriate undistributed earning held in India back to the U.S. parent company, and therefore consider earnings in India to be permanently reinvested.

We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our revolving credit facility will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities and the introduction of new solutions and product enhancements. To the extent existing cash and cash equivalents and borrowings under our revolving credit facility are not sufficient to fund future activities, we may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to our existing stockholders. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions. Also, as of March 31, 2018, we had no material commitments for capital expenditures.

Since inception, we have financed operations primarily through license fees, maintenance fees, subscription fees, consulting and training fees, borrowings under our credit facility and the sale of equity securities including initial public offering. Our principal uses of cash are funding operations and capital expenditures. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.

Our Credit Facility

Pursuant to a credit and guaranty agreement by and among SailPoint Technologies, Inc., as the borrower, and SailPoint Technologies Intermediate Holdings, LLC and SailPoint International, Inc., as guarantors, the lenders party thereto from time to time and Goldman Sachs Bank USA, as administrative agent and collateral agent, as amended, we have a senior secured credit facility (our “credit facility”) that consists of a term loan facility with a balance outstanding of $70.0 million as of March 31,2018, a $7.5 million revolving credit facility,  and a letter of credit sub-facility with an aggregate limit equal to the lesser of $7.5 million and the aggregate unused amount of the revolving commitments then in effect. Each of the term loan facility and revolving credit facility has a maturity of five years and will mature on August 16, 2021.

As of March 31, 2018, we had $1.5 million available under the revolving credit facility and $6.0 million in standby letters of credit outstanding, issued primarily in connection with our new corporate headquarters lease.

All of our obligations under our credit facility are guaranteed by our existing and future domestic subsidiaries and, subject to certain exceptions, secured by a security interest in substantially all of our tangible and intangible assets.

Borrowings under our credit facility bear interest at our option at (i) LIBOR, subject to a 1.00% floor, plus a margin, or (ii) the base rate, subject to a 3.50% floor, plus a margin. For LIBOR borrowings, the applicable rate margin is 4.50%. For base rate borrowings, the applicable margin is 4.00%. We are also required to pay a 0.50% per annum fee on undrawn amounts under our revolving credit facility, payable quarterly in arrears.

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

Cash Flows from Operating Activities

	Three Months Ended
	March 31, 2018	March 31, 2017
	(In thousands)
Cash provided by operating activities	$15,322	$6,858
Cash used in investing activities	(526)	(273)
Cash provided by (used in) financing activities	62	(238)
Net increase in cash, cash equivalents and restricted cash	$14,858	$6,347

During the three months ended March 31, 2018, cash provided by operating activities was $15.3 million, which consisted of a net loss of $6.0 million, adjusted by non-cash charges of $7.9 million and a net change of $13.4 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $2.6 million, amortization of debt issuance costs of $0.1 million, and stock-based compensation of $5.1 million. The change in our net operating assets and liabilities was primarily as a result of an increase in deferred revenue of $5.9 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, an decrease in accounts receivable of $16.9 million due to the timing of receipts of payments from customers, a decrease in prepayments and other assets of $1.4 million, and an increase in income taxes payable of $0.2 million, partially offset by an decrease in accounts payable of $0.4 million due to timing of cash disbursements, and an decrease in accrued expenses and other liabilities of $10.7 million due primarily to accrual of additional commissions and bonuses.

During the three months ended March 31, 2017, cash provided by operating activities was $6.9 million, which consisted of a net loss of $2.3 million, adjusted by non-cash charges of $2.7 million and a net change of $6.4 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $2.5 million, amortization of debt issuance costs of $0.2 million, deferred taxes of $0.1 million and stock-based compensation of $0.2 million. The change in our net operating assets and liabilities was primarily as a result of an increase in deferred revenue of $2.1 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, a decrease in accounts receivable of $6.5 million due to the timing of receipts of payments from customers, an increase in accounts payable of $0.7 million due to timing of cash disbursements, partially offset by a decrease in prepayments and other assets of $0.3 million, a decrease in income taxes payable of $0.3 million and a decrease in accrued expenses of $2.3 million due primarily to the payout of prior period commissions and bonuses.

Cash Flows from Investing Activities

During the three months ended March 31, 2018, cash used in investing activities was $0.5 million, consisting of $0.5 million in purchases of property and equipment, compared to three months ended March 31, 2017, cash used in investing activities was $0.3 million, consisting of $0.4 million in purchases of property and equipment, partially offset by $0.1 million in proceeds from sales of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2018, cash provided by financing activities was $0.1 million proceeds from exercise of stock options.

During the three months ended March 31, 2017, cash used in financing activities was $0.2 million, consisting of $0.3 million for the repurchase of common and preferred stock, partially offset by proceeds from the exercise of stock options.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the accounting policies associated with revenue recognition, share-based compensation and income taxes are most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates. There have been no material changes to these estimates or the policies related to them during the three months ended March 31, 2018. For a full discussion of these estimates and policies, see the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Annual Report.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1  for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

The JOBS Act Accounting Election

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a description of market risks, see Part II, Item 7A in the Annual Report. Our exposure to market risks has not changed materially from the exposure described in the Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level such that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act  is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to, nor is our property currently subject to, any material legal proceedings. We are not aware of any governmental inquiries or investigations into our business.

Item 1A.  Risk Factors

Except for the additional risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the  Annual Report.

If we lose emerging growth company status on December 31, 2018, we will incur substantial costs and significant demands will be placed upon management in connection with complying with non-emerging growth company requirements earlier than we had planned.

The aggregate worldwide market value of our common stock held by non-affiliates as of June 29, 2018 may equal or exceed $700 million, which would cause us to become a large accelerated filer on December 31, 2018. Based on the transition provisions outlined in Exchange Act Rule 12b-2, if we become a large accelerated filer on December 31, 2018, we will lose emerging growth company status on the same date, which will require us to significantly accelerate our compliance efforts to, for example, allow our independent registered public accounting firm to attest to the effectiveness of our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) in our Annual Report on Form 10-K for the year ending December 31, 2018.

Additionally, if we cease to be an emerging growth company on December 31, 2018, we will be required to implement ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”) for the year ending December 31, 2018 instead of December 31, 2019, which is the date that emerging growth companies are first required to implement Topic 606. Because our revenue recognition process is complex, this accelerated timeframe would result in significant additional costs beyond that comprehended in our 2018 financial plan and require substantially burdensome efforts, which would include maintaining additional accounting records to allow us to track transactions on two revenue recognition standards, significantly accelerating our planned timeline for implementing appropriate policies and procedures for recording transactions on the new basis, and hiring additional personnel and consultants. Moreover, because it will take us a significant amount of time to fully implement Topic 606, we anticipate that such implementation will not be complete, and all historical transactions will not be analyzed under Topic 606, until after our Quarterly Report on Form 10-Q for the quarter ending September 30, 2018. Therefore, we do not expect to be able to provide investors with quantitative guidance regarding our expected financial results based on the new reporting standard in advance of releasing such results in connection with our Annual Report on Form 10-K for the year ending December 31, 2018. Consequently, our actual financial results for the year ending December 31, 2018, as reported in accordance with Topic 606, may differ substantially from what you may anticipate based on our historical results of operations and guidance.

In addition to the substantial additional expenses beyond what we had planned, our management would need to devote significant time and efforts to implement and comply with the additional standards, rules and regulations that would apply to us as a result of becoming a large accelerated filer and losing our emerging growth company status, diverting such time from the day-to-day conduct of our business operations.

Furthermore, due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-emerging growth companies, such as Section 404 of the Sarbanes-Oxley Act and Topic 606, on an accelerated timeframe, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 16, 2017, the Registration Statement on Form S-1 (File No. 333-221036) (the “Registration Statement”) relating to our initial public offering was declared effective by the SEC. Pursuant to the Registration Statement, we registered an aggregate of 23,000,000 shares of our common stock, of which 15,800,000 shares were sold by us and 7,200,000 shares were sold by certain selling stockholders named therein at a price to the public of $12.00 per share. We received net proceeds of approximately $172.0 million, after deducting underwriting discounts and commissions and offering-related expenses. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated November 16, 2017 and filed with the SEC on November 17, 2017 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.  As of March 30, 2018, we have used $90.0 million of the proceeds from our initial public offering to repay borrowings under our term loan facility and approximately $1.4 million of such proceeds to pay a related prepayment premium, both of which were made concurrently with the closing of our initial public offering in the fourth quarter of 2017. As of March 30, 2018, all of the remaining net proceeds are held in cash and have not been deployed.

Item 5. Other Information

The Company’s board of directors (the “Board”) has determined that it intends to hold the Company’s first Annual Meeting of Stockholders (the “2018 Annual Meeting”) on November 6, 2018, at a time and location to be specified in the Company’s proxy statement for the 2018 Annual Meeting (the “Proxy Statement”). The record date for determining stockholders eligible for notice of, and to vote at, the 2018 Annual Meeting has not yet been set by the Board and will also be included in the Proxy Statement.

Because the 2018 Annual Meeting  will be the Company’s first annual meeting as a public company, pursuant to Rule 14a-8 (“Rule 14a-8”) under the Exchange Act, stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2018 Annual Meeting pursuant to Rule 14a-8 must ensure that their proposal is received by the Secretary of the Company at 11305 Four Points Drive, Building 2, Suite 100, Austin, Texas 78726 by June 6, 2018, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable laws in order to be eligible for inclusion in the Company’s proxy materials for the 2018 Annual Meeting. The June 6, 2018 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) under the Exchange Act.

In addition, in accordance with the requirements contained in the Company’s Second Amended and Restated Bylaws (the “Bylaws”), stockholders who wish to bring business before the 2018 Annual Meeting outside of Rule 14a-8 or to nominate a person for election as a director must ensure that written notice of such proposal (including all of the information specified in the Bylaws) is received by the Secretary of the Company at the address specified above no earlier than the close of business on July 9, 2018 and no later than the close of business on August 8, 2018. Any such proposal must meet the requirements set forth in the Bylaws in order to be brought before the 2018 Annual Meeting.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38297)).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38297)).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).
***	To be furnished by amendment within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SailPoint Technologies Holdings, Inc.,

Date: May 9, 2018	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director

Date: May 9, 2018	By:	/s/ Cam McMartin
Cam McMartin
Chief Financial Officer