Form 10-Q/A
period 2018-03-31
Sailpoint Technologies Holdings, Inc.
filed 2018-05-31
CIK 1627857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 1)

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

EXPLANATORY NOTE

SailPoint Technologies Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which was originally filed on May 9, 2018 (the “Original Filing”) for the sole purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this Amendment No. 1 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the addition of Exhibit 101, no other changes have been made to the Original Filing.

 This Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing and does not modify or update in any way disclosures made in the Form 10-Q for the quarter ended March 31, 2018.

Item 6. Exhibits

Exhibit Number	Description

3.1*

Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017

(File No. 001-38297)).

3.2*	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38297)).

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed previously.
**	Filed herewith.
***	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SailPoint Technologies Holdings, Inc.,

Date: May 30, 2018	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director

Date: May 30, 2018	By:	/s/ Cam McMartin
Cam McMartin
Chief Financial Officer

3