Form 10-Q
period 2018-06-30
Sailpoint Technologies Holdings, Inc.
filed 2018-08-08
CIK 1627857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The registrant had 87,638,578 shares of common stock outstanding as of August 6, 2018.

SailPoint Technologies Holdings, Inc.
Table of Contents

i

PART I

ITEM 1. Financial Statements

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated Balance sheets

	As of
	June 30, 2018	December 31, 2017
	(In thousands, except share and per share data)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$81,809	$116,049
Restricted cash	120	78
Accounts receivable	55,196	72,907
Prepayments and other current assets	9,784	10,013
Total current assets	146,909	199,047
Property and equipment, net	3,595	3,018
Deferred tax asset - non-current	264	264
Other non-current assets	3,328	3,542
Goodwill	219,377	219,377
Intangible assets, net	76,773	81,185
Total assets	$450,246	$506,433
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	2,894	$2,231
Accrued expenses and other liabilities	14,106	22,636
Income taxes payable	1,423	1,688
Deferred revenue	81,322	73,671
Total current liabilities	99,745	100,226
Long-term debt	9,640	68,329
Other long-term liabilities	51	27
Deferred revenue non-current	13,817	9,454
Total liabilities	123,253	178,036
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 86,596,023 shares at June 30, 2018 and 84,948,126 shares at December 31, 2017	9	8
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Additional paid in capital	363,818	353,609
Accumulated deficit	(36,834)	(25,220)
Total stockholders' equity	326,993	328,397
Total liabilities and stockholders’ equity	$450,246	$506,433

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands, except share and per share data)
	(Unaudited)
Revenue
Licenses	$19,128	$13,341	$36,115	$25,577
Subscription	25,051	16,324	48,056	31,276
Services and other	10,381	9,595	20,103	17,873
Total revenue	54,560	39,260	104,274	74,726
Cost of revenue
Licenses	1,260	1,110	2,398	2,197
Subscription	4,919	3,938	9,577	7,513
Services and other	7,197	5,647	14,171	11,120
Total cost of revenue	13,376	10,695	26,146	20,830
Gross profit	41,184	28,565	78,128	53,896
Operating expenses
Research and development	10,115	7,966	19,877	14,893
General and administrative	7,743	3,442	15,400	6,474
Sales and marketing	25,163	18,340	48,978	33,513
Total operating expenses	43,021	29,748	84,255	54,880
Loss from operations	(1,837)	(1,183)	(6,127)	(984)
Other expense, net:
Interest expense, net	(2,800)	(2,696)	(3,978)	(5,353)
Other, net	(569)	(30)	(716)	(94)
Total other expense, net	(3,369)	(2,726)	(4,694)	(5,447)
Loss before income taxes	(5,206)	(3,909)	(10,821)	(6,431)
Income tax expense	(441)	(395)	(793)	(156)
Net loss	$(5,647)	$(4,304)	$(11,614)	$(6,587)
Net loss available to common shareholders	$(5,647)	$(10,724)	$(11,614)	$(19,177)
Net loss per share
Basic	$(0.07)	$(0.22)	$(0.14)	$(0.40)
Diluted	$(0.07)	$(0.22)	$(0.14)	$(0.40)
Weighted average shares outstanding
Basic	86,246,056	47,930,190	85,984,103	47,567,048
Diluted	86,246,056	47,930,190	85,984,103	47,567,048

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF CASH FLOWS

	Six months ended
	June 30, 2018	June 30, 2017
	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(11,614)	$(6,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,278	4,978
Amortization of loan origination fees	191	307
Loss on modification and partial extinguishment of debt	1,536	—
Gain on disposal of fixed assets	(48)	(5)
Stock-based compensation expense	9,255	343
Changes in operating assets and liabilities:
Accounts receivable	17,711	1,283
Prepayments and other current assets	229	1,743
Other non-current assets	214	(1,570)
Accounts payable	663	835
Accrued expenses and other liabilities	(8,557)	(2,731)
Income taxes payable	(264)	(229)
Deferred revenue	12,013	7,662
Net cash provided by operating activities	26,607	6,029
Investing activities
Purchase of property and equipment	(1,405)	(1,263)
Proceeds from sale of property and equipment	8	109
Net cash used in investing activities	(1,397)	(1,154)
Financing activities
Repayment of debt	(60,000)	—
Prepayment penalty and fees	(300)	—
Proceeds from borrowing	—	50,000
Dividend payments	—	(50,387)
Debt issuance costs	—	(1,494)
Repurchase of equity shares	(1)	(442)
Exercise of stock options	893	136
Net cash used in financing activities	(59,408)	(2,187)
(Decrease) increase in cash	(34,198)	2,688
Cash, cash equivalents and restricted cash, beginning of period	116,127	18,272
Cash, cash equivalents and restricted cash, end of period	$81,929	$20,960

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,401	$5,882
Cash paid for income taxes	$723	$374
Conversion of prepaid incentive units to common stock (Note 7)	$65	$21

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

ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment, and derives revenues from licensing of software, sale of professional services, maintenance and technical support. The following tables sets forth the Company’s consolidated total revenue by geography:

	Three months ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
United States	$34,497	$27,105	$67,195	$53,020
EMEA (1)	13,281	8,039	24,952	13,853
Rest of the World (1)	6,782	4,116	12,127	7,853
Total revenue	$54,560	$39,260	$104,274	$74,726

(1)	No single country represented more than 10% of our consolidated revenue.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. There is no concentration of credit risk for customers as no individual entity represented more than 10% of the balance in accounts receivable as of June 30, 2018 and December 31, 2017 or 10% of revenue for three and six months ended June 30, 2018 and 2017. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s condensed consolidated revenues or net assets.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates guidance for when revenue should be recognized from the exchange of goods or services. ASU No. 2016-08 was issued in March 2016 to clarify the principal versus agent guidance in this new revenue recognition standard. ASU 2016-10 was issued in April 2016 to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. ASU 2016-12 was issued in May 2016 to clarify the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. ASU 2016-20 was issued in December 2016 to make technical corrections and improvements on narrow aspects of this guidance. ASU No. 2015-14 was issued in August 2015 to defer the effective date of ASU 2014-09 for one year. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company does not plan to early adopt. The Company plans to adopt for the annual reporting period beginning after December 15, 2017 as the company will be designated a large accelerated filer on December 31, 2018, at which time the company will no longer be an emerging growth company.

With the evaluation of ASC 606 adoption, the Company plans to adopt the standard under the modified retrospective method. The Company’s determination was made upon a number of factors such as the significance of the impact of the new standard on the Company’s financial results, system readiness, including that of software procured from third-party providers, and the Company’s ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary and earlier than expected loss of emerging growth company status. The Company will continue to evaluate and analyze all other aspects of ASC 606 that may impact it.

The Company will adopt the new revenue standard for the annual reporting period ending December 31, 2018, using the modified retrospective transition method. Under this method, the Company elects to apply the cumulative effect method to contracts that are not complete as of the adoption date. The Company is continuing to finalize the impact of adopting the new revenue standard on its condensed consolidated financial statements and related disclosures, changes to its accounting policies and practices and controls to support the new revenue recognition standard.

The Company has developed a project plan for this transition, which includes necessary changes to accounting policies, processes, internal controls, and system requirements and is progressing as planned. The Company expects to implement the plan in time to report in accordance with ASC 606 for the annual reporting period for the year ended December 31, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The standard also expands the required quantitative and qualitative disclosures surrounding leases. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not plan to early adopt and plans to adopt for the annual period beginning after December 15, 2018. This standard will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of Topic 842, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. For public companies, guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, including emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company does not plan to early adopt and therefore plans to adopt for the annual period beginning after December 15, 2017 as the company will be designated a large accelerated filer on December 31, 2018, at which time the company will no longer be an emerging growth company. Management is currently evaluating the effect of these provisions on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Standards

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718). This standard clarifies which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity is required to account for the effects of a modification unless all of the following conditions are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted in the first period of the year this guidance is adopted. This standard has been adopted beginning with the reporting period ended after December 31, 2017 and resulted in no material impact on the Company’s condensed consolidated financial statements.

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The carrying amount of goodwill was $219.4 million for the periods ended June 30, 2018 and 2017 as there has been no acquisition activity in these periods. Goodwill and other intangible balances are tested for impairment on an annual basis during the fourth quarter, or sooner if an indicator of impairment occurs. No triggering events have occurred during the three and six months ended June 30, 2018 and 2017 that would indicate a potential impairment of goodwill.

Intangible Assets

Total cost and accumulated amortization of intangible assets is comprised of the following:

		As of
	Weighted Average Useful Life	June 30, 2018	December 31, 2017
Intangible assets, net	(In years)	(In thousands)
Customer lists	15	$42,500	$42,500
Developed technology	9.6	42,000	42,000
Trade names and trademarks	17	24,500	24,500
Order backlog	1.5	1,100	1,100
Non-competition agreements and related items	4.4	810	810
Total intangible assets		110,910	110,910
Less: Accumulated amortization		(34,137)	(29,725)
Total intangible assets, net		$76,773	$81,185

Amortization expense of intangible assets was $2.2 million and $4.4 million for the three and six months ended June 30, 2018 respectively; and was $ 2.2 million and $4.4 million for the three and six months ended June 30, 2017, respectively. Amortization expense is included in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, respectively, as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Cost of revenue – license	$1,008	$1,008	$2,016	$2,016
Cost of revenue – subscription	96	96	192	192
Research and development	34	81	68	81
Sales and marketing	1,068	1,022	2,136	2,139
Total amortization of acquired intangibles	$2,206	$2,207	$4,412	$4,428

Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments for intangible assets during the three and six months ended June 30, 2018 and 2017.

4. Commitments and Contingencies

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements. The majority of these agreements include a renewal option, and/or require the Company to pay taxes, insurance, and maintenance costs. Certain of these facility leases contain predetermined fixed escalations of the minimum rentals, and the Company recognizes expense for these leases on a straight-line basis. The difference between the recognized rental expense and amounts payable under the lease is recorded as deferred rent, which is included in accrued expenses and other liabilities on the accompanying condensed consolidated balance sheets.

Rent expense under all operating leases was approximately $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively, and $0.7 million and $1.2 million for the three months and six months ended June 30, 2017, respectively.

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

The Company includes service level commitments to its cloud customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that it fails to meet those levels. To date, the Company has not incurred any material costs as a result of these commitments and we expect the time between any potential claims and issuance of the credits to be short. As a result, the Company has not accrued any liabilities related to these commitments in our condensed consolidated financial statements.

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

5. Line of Credit and Long-Term Debt

The outstanding balance of the term loan at June 30, 2018 and December 31, 2017 was $10.0 million and $70.0 million, respectively. There was no outstanding balance of the revolving line of credit at June 30, 2018 and December 31, 2017. The Company was in compliance with all applicable covenants as of June 30, 2018 and December 31, 2017.

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

On June 29, 2018, the Company voluntarily prepaid $60.0 million of the borrowings outstanding under its remaining term loan to reduce the aggregate outstanding principal balance to $10.0 million. This repayment was subject to a prepayment premium of 0.50%, approximately $0.3 million, which is recorded as interest expense. In connection with the debt paydown, the Company incurred a $1.5 million loss on the modification and partial extinguishment of debt which was also recorded as interest expense in the consolidated statements of operations for the three and six months ended June 30, 2018.

Amortization of debt issuance costs for the existing loan and security agreement as of June 30, 2018 and June 30, 2017, was approximately $0.2 million and $0.3 million, respectively, and was recorded in interest expense in the accompanying condensed consolidated statements of operations. As of June 30, 2018, the balance of long-term debt is $9.6 million, which is presented net of $0.4 million of unamortized debt issuance costs. The maturity date on the term loan is August 16, 2021, with principal payment due in full on the maturity date, and interest payments due quarterly. The rate prevalent at June 30, 2018 was 6.8% consisting of the 2.3% LIBOR rate, plus an applicable margin of 4.5% for the term loan and the revolving credit facility.

6. Related Party Transactions

During the three and six months ended June 30, 2018, the Company engaged in ordinary sales transactions of $46,000 and $194,000 and purchase transactions of $208,000 and $310,000, respectively, with entities affiliated with its controlling entity. During the three and six months ended June 30, 2017, the Company engaged in ordinary sales transactions of $93,000 and $93,000 and purchase transactions of $177,000 and $559,000, respectively, with entities affiliated with its controlling entity. At June 30, 2018 and December 31, 2017, the accompanying condensed consolidated balance sheets included accounts receivable balance of $0 and $516,000, respectively, and immaterial accounts payable balances.

In September 2014, the Company entered into an advisory services agreement (the “Consulting Agreement”) with its controlling entity. The Consulting Agreement requires quarterly payments from September 8, 2014 through December 31, 2018 for business consulting services provided by the controlling entity to the Company. Consulting fees from the Consulting Agreement totaled $312,000 and $625,000 in the three and six months ended June 30, 2017, respectively, and were included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Upon completion of the Company’s initial public offering, the Consulting Agreement ceased, and the Company was no longer required to make future payments.

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

At June 30, 2018, 497,868 shares were available for issuance under the Amended and Restated 2015 Stock Option and Grant Plan. At June 30, 2018, 132,202 shares were available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

2017 Long Term Incentive Plan

In November 2017, the Company’s board of directors adopted the 2017 Long Term Incentive Plan (the “2017 Plan”). As of December 31, 2017, the Company had reserved 8,856,876 shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan will be increased on each January 1 hereafter by 4,428,438 shares of common stock. Options granted under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan. At June 30, 2018, 6,441,482 shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

In November 2017, the Company’s board of directors adopted the Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective on in November of 2017, after the date our registration statement was declared effective by the SEC. As of June 30, 2018, the participation in the ESPP is not effective and no shares were purchased.

Options Activity

The fair value for the Company’s stock options granted during the year ended June 30, 2018 and 2017 was estimated at the date of grant using a Black Scholes option-pricing model using the following weighted average assumptions:

	June 30, 2018	June 30, 2017
Expected dividend rate	0%	0%
Expected volatility	40.0% - 41.1%	49.0%
Risk-free interest rate	2.63% - 2.91%	2.11% - 2.11%
Expected term (in years)	6.25	6.25

The following table summarizes option activity under the 2017 Plan and related information:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balances at December 31, 2017	3,500,075	$5.43	8.8	31,784,488
Granted	50,879	$20.81
Exercised	(365,111)	$2.45
Forfeited	(82,907)	$2.78
Balances at June 30, 2018	3,102,936	$6.11	8.3	57,188,986
Options vested and expected to vest at June 30, 2018	3,102,936	$6.11	8.3	57,188,986
Options vested and exercisable at June 30, 2018	830,912	$2.33	7.3	18,455,289

The Company expects all outstanding stock options at June 30, 2018 to fully vest. The weighted average grant date fair value per share for the period ended June 30, 2018 and 2017 was $9.19 and $1.64, respectively. Compensation expense relating to stock options was approximately $0.7 million and $2.5 million for the three and six months ended June 30, 2018, respectively, and approximately $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively. The total fair value of shares vested during the three and six months ended June 30, 2018 was approximately $0.2 million and $0.6 million, respectively; and during the three and six months ended June 30, 2017 was approximately $0.1 million and $0.2 million, respectively.

As of June 30, 2018, the total unrecognized compensation expense related to non-vested stock options granted is $9.2 million and is expected to be recognized over a weighted average period of 2.51 years. As of June 30, 2017, the total unrecognized compensation expense related to non-vested stock options granted was $1.4 million and was expected to be recognized over a weighted average period of 2.78 years.

Incentive Unit Plan

In 2014 and 2015, the Company granted shares of the Company’s common stock (the “incentive units”) to certain members of management pursuant to restricted stock agreements (the “RSAs”).

The incentive units were granted with an exercise price equal to the fair market value on the date of grant, are subject to vesting, and are subject to the Company’s right to repurchase until vested. Upon vesting, the incentive units automatically convert to unrestricted common stock. Prior to modification, 50% of incentive units granted to executives vested based on performance meeting or exceeding EBITDA targets, as defined in the RSAs. Incentive units granted to non-executives and the remaining 50% of incentive units granted to executives vest 25% on the first anniversary date of the grant, and ratably over the remaining three years. The graded-vesting attribution method is used by the Company to determine the monthly stock-based compensation expense over the applicable vesting periods. In 2017, the Board of Directors waived the EBITDA criteria associated with the annual tranche of performance vesting stock options resulting in a modification.

The Company did not grant any incentive units during the first half of 2018. As of June 30, 2018, the aggregate intrinsic value of 994,173 non-vested incentive units was $24.4 million, and the total unrecognized compensation related to non-vested incentive units granted was approximately $4.7 million and is expected to be recognized over a weighted-average remaining period of 0.5 years. During the second quarter of 2018, approximately 253,000 units vested. During the first half of 2018, approximately 1.2 million units vested. Stock based compensation expense relating to incentive units was approximately $2.1 million and $4.3 million for the three and six months ended June 30, 2018 and approximately $11,000 and $21,000 for the three and six months ended June 30, 2017, respectively.

Restricted Stock Units

The Company granted 423,413 restricted stock units during the six months ended June 30, 2018. As of June 30, 2018, 1,245,609 units of restricted stock are expected to vest over a weighted average remaining contractual period of 2.0 years with an aggregate intrinsic value of approximately $30.6 million. The total unrecognized compensation related to restricted stock units was $14.9 million as of June 30, 2018 and is expected to be recognized over a weighted average period of 3.47 years. Stock based compensation expense relating to restricted stock units was approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2018 and $0.0 million for the three and six months ended June 30, 2017, respectively.

Stock-based compensation expense, includes stock options, restricted stock units and incentive units, was recognized as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Cost of revenue - subscription	$253	$9	$374	$18
Cost of revenue - services and other	347	20	722	38
Research and development	652	35	1,293	65
General and administrative	1,695	45	4,035	75
Sales and marketing	1,169	76	2,831	147
Total stock-based compensation expense	$4,116	$185	$9,255	$343

8. Income Taxes

Impacts of the U.S. 2017 Tax Cuts and Jobs Act

The U.S. 2017 Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017 and effective January 1, 2018, reduces the U.S. federal corporate tax rate from 35% to 21%. There was no net impact to the Company’s provision for income taxes due to the Company’s valuation allowance. The decrease in future tax assets via the reduced rate was offset by the decrease in our valuation allowance.

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of June 30, 2018, the Company is not subject to the GILTI provisions due to Section 956 inclusions.

The provision for income taxes for 2018 and 2017 is generated from activity in certain foreign jurisdictions by our consolidated subsidiaries and certain state and local jurisdictions.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three and six months ended June 30, 2018 and 2017 the Company did not record any material interest or penalties. The effective tax rate for the three and six months ended June 30, 2018 is 8.5% and 7.3 % compared to 10.1% and 2.4% respectively, for the prior period.

The Company files income tax returns in the U.S. federal, states, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2014 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2012. The Company is currently under audit for sales and use tax in a single domestic jurisdiction and income tax audit in a single foreign jurisdiction. Both audits are in their initial stages and are immaterial.

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

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands, except share data)
Numerator:
Net loss	$(5,647)	$(4,304)	$(11,614)	$(6,587)
Deemed dividends to preferred stockholders	—	(6,420)	—	(12,590)
Net loss attributable to common shareholders	$(5,647)	$(10,724)	$(11,614)	$(19,177)

Denominator
Weighted average shares outstanding
Basic and diluted	86,246,056	47,930,190	85,984,103	47,567,048
Net loss attributable to common shareholders
Basic and diluted	$(0.07)	$(0.22)	$(0.14)	$(0.40)

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

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Stock options to purchase common stock	3,316,027	2,329,588	3,391,821	2,194,152
RSUs issued and outstanding	1,281,497	—	1,189,385	—
Non-vested incentive units	1,097,852	2,969,480	1,288,022	3,309,772
Total	5,695,376	5,299,068	5,869,228	5,503,924

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

Overview

SailPoint is a leading provider of enterprise identity governance solutions. Our open identity platform provides organizations with critical visibility into who currently has access to which resources, who should have access to those resources, and how that access is being used.

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

Key Business Metrics

In addition to our GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Number of customers	1,031	776	1,031	776
Subscription revenue as a percentage of total revenue	46%	42%	46%	42%
Adjusted EBITDA (in thousands)	4,447	1,857	7,788	5,009

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

The following table reflects the reconciliation of adjusted EBITDA to net loss calculated in accordance with GAAP:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Net loss	$(5,647)	$(4,304)	$(11,614)	$(6,587)
Stock-based compensation (1)	4,182	185	9,321	343
Amortization of acquired intangibles	2,206	2,207	4,412	4,428
Depreciation	445	295	866	550
Purchase price accounting adjustment (2)	19	55	32	110
Acquisition and sponsor related costs	—	328	—	656
Interest expense (3)	2,800	2,696	3,978	5,353
Income tax expense	441	395	793	156
Adjusted EBITDA	$4,447	$1,857	$7,788	$5,009

(1)	Stock-based compensation includes employer related payroll taxes
(2)	Purchase accounting adjustment related to the fair value write down of deferred revenue from the Acquisition.
(3)	Interest expense includes amortization of debt issuance costs, loss on the modification and partial extinguishment of debt and prepayment penalty

Components of Results of Operations

See the section titled “Components of Results of Operations” in Part II, Item 7 of the Annual Report, for information regarding the components of our results of operations.

Results of Operations

The following table sets forth our statement of operations for the periods presented:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands, except share and per share data)
	(Unaudited)
Revenue
Licenses	$19,128	$13,341	$36,115	$25,577
Subscription	25,051	16,324	48,056	31,276
Services and other	10,381	9,595	20,103	17,873
Total revenue	54,560	39,260	104,274	74,726
Cost of revenue
Licenses	1,260	1,110	2,398	2,197
Subscription (1)	4,919	3,938	9,577	7,513
Services and other (1)	7,197	5,647	14,171	11,120
Total cost of revenue	13,376	10,695	26,146	20,830
Gross profit	41,184	28,565	78,128	53,896
Operating expenses
Research and development (1)	10,115	7,966	19,877	14,893
General and administrative (1)	7,743	3,442	15,400	6,474
Sales and marketing (1)	25,163	18,340	48,978	33,513
Total operating expenses	43,021	29,748	84,255	54,880
Loss from operations	(1,837)	(1,183)	(6,127)	(984)
Other expense, net:
Interest expense, net	(2,800)	(2,696)	(3,978)	(5,353)
Other, net	(569)	(30)	(716)	(94)
Total other expense, net	(3,369)	(2,726)	(4,694)	(5,447)
Loss before income taxes	(5,206)	(3,909)	(10,821)	(6,431)
Income tax expense	(441)	(395)	(793)	(156)
Net loss	$(5,647)	$(4,304)	$(11,614)	$(6,587)
Net loss available to common shareholders	$(5,647)	$(10,724)	$(11,614)	$(19,177)
Net loss per share
Basic	$(0.07)	$(0.22)	$(0.14)	$(0.40)
Diluted	$(0.07)	$(0.22)	$(0.14)	$(0.40)
Weighted average shares outstanding
Basic	86,246,056	47,930,190	85,984,103	47,567,048
Diluted	86,246,056	47,930,190	85,984,103	47,567,048
(1)	Includes stock based compensation and related employer payroll tax expenses as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(In thousands)
Cost of revenue – subscription	$255	$9	$376	$18
Cost of revenue – services and other	354	20	729	38
Research and development	652	35	1,293	65
General and administrative	1,706	45	4,046	75
Sales and marketing	1,215	76	2,877	147
Total stock-based compensation expense	$4,182	$185	$9,321	$343

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue
Licenses	35%	35%	35%	34%
Subscription	46	42	46	42
Services and other	19	23	19	24
Total revenue	100	100	100	100
Cost of revenue
Licenses	2	3	2	3
Subscription	9	10	9	10
Services and other	13	15	14	15
Total cost of revenue	24	28	25	28
Gross profit	76	72	75	72
Operating expenses
Research and development	19	19	19	20
General and administrative	14	9	15	9
Sales and marketing	46	43	47	45
Total operating expenses	79	71	81	74
Loss from operations	(3)	1	(6)	(2)
Other expense, net:
Interest expense, net	(5)	(8)	(4)	(7)
Other, net	(1)	(0)	(1)	(0)
Total other expense, net	(6)	(8)	(5)	(7)
Loss before income taxes	(9)	(7)	(11)	(9)
Income tax expense	(1)	1	(1)	(0)
Net loss	(10)%	(6)%	(12)%	(9)%

Revenue

	Three months ended				Six Months Ended
	June 30, 2018	June 30, 2017	variance $	variance %	June 30, 2018	June 30, 2017	variance $	variance %
	(In thousands, except percentages)
Revenue:
Licenses	$19,128	$13,341	$5,787	43%	$36,115	$25,577	$10,538	41%
Subscription	25,051	16,324	8,727	53%	48,056	31,276	16,780	54%
Services and other	10,381	9,595	786	8%	20,103	17,873	2,230	12%
Total revenue	$54,560	$39,260	$15,300	39%	$104,274	$74,726	$29,548	40%

License Revenue. License revenue increased by $5.8 million, or 43%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This increase is primarily due to the result of follow on sales to our existing customer, partially offset by a decline in new customer license revenue. During the three months ended June 30, 2018 and 2017 revenue from new customers was $8.7 million and $9.8 million, respectively; and license revenue from existing customers was $10.4 million and $3.5 million, respectively. Our revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased.

License revenue increased by $10.5 million, or 41%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. License revenue from existing customers was greater than license revenue from new customers for the six months ended June 30, 2018. Additionally, the increase in total license revenue compared to June 30, 2017 was primarily attributable to follow on sales and sale of additional licenses to the existing customers represented 78% of total license revenue growth. During the six months ended June 30, 2018 and 2017 revenue from new customers was $17.1 million and $14.8 million, respectively; and license revenue from existing customers was $19.0 million and $10.8 million, respectively.

Subscription Revenue. Subscription revenue increased by $8.7 million, or 53%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was primarily the result of growth in ongoing maintenance renewals and an increase in maintenance revenue derived from new licenses. Our customer base increased by 255, or 33%, from 776 customers at June 30, 2017 to 1031customers at June 30, 2018. During the three months ended June 30, 2018 and 2017, revenue from existing customers contributed to more than 90% of subscription revenue.

Subscription revenue increased by $16.8 million, or 54%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was primarily the result of increases in ongoing maintenance renewals and an increase in maintenance revenue derived from new licenses as we continue to maintain high annual retention of existing customers. Our customer base increased by 255, or 33%, from 776 customers at June 30, 2017 to 1,031customers at June 30, 2018. During the six months ended June 30, 2018 and 2017, revenue from existing customers contributed to more than 90% of subscription revenue.

Services and Other Revenue. Services and other revenue increased by $0.8 million, or 8%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase is primarily a result of an increase in the number of customers using consulting and training services.

Services and other revenue increased by $2.2 million, or 12%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase is primarily a result of an increase in use of our consulting and training services to support our larger customer base. We recognize the revenues associated with professional services on time and material basis or as we deliver the services, provide the training or when the service term has expired.

Geographic Regions. Our operations in the United States were responsible for the largest portion of our revenue in each three months and six months ended June 30, 2018 and 2017 because of our larger and more established sales force and partner network in the United States as compared to our other regions. Revenue from both Europe, the Middle East and Africa (“EMEA”) and the rest of the world also increased for three and six months ended June 30, 2018 and 2017, primarily due to our investment in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide.

The following table sets forth summary of our consolidated total revenue by geography and the respective percentage of total revenue:

	Three months ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	$	% of revenue	$	% of revenue	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$34,497	63%	$27,105	69%	$67,195	64%	$53,020	71%
EMEA (1)	13,281	24%	8,040	21%	24,952	24%	13,853	19%
Rest of the World (1)	6,782	13%	4,115	10%	12,127	12%	7,853	10%
Total revenue	$54,560	100%	$39,260	100%	$104,274	100%	$74,726	100%

(1)	No single country represented more than 10% of our consolidated revenue.

Cost of Revenue

	Three months ended				Six Months Ended
	June 30, 2018	June 30, 2017	variance $	variance %	June 30, 2018	June 30, 2017	variance $	variance %
	(In thousands, except percentages)
Cost of revenue:
Licenses	$1,260	$1,110	$150	13%	$2,398	$2,197	$201	9%
Subscription	4,919	3,938	981	25%	9,577	7,513	2,064	27%
Services and other	7,197	5,647	1,550	27%	14,171	11,120	3,051	27%
Total cost of revenue	$13,376	$10,695	$2,681	25%	$26,146	$20,830	$5,316	26%

Cost of License Revenue. The cost of license revenue increased by 13% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. During each of the three months ended June 30, 2018 and 2017, cost of license revenue included $1.0 million in amortization of intangibles acquired in business combinations.

The cost of license revenue increased by 9% for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. During each of the six months ended June 30, 2018 and 2017, cost of license revenue included $2.0 million in amortization of intangibles acquired in business combinations.

Cost of Subscription Revenue. Cost of subscription revenue increased by $1.0 million, or 25%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Approximately $0.7 million was attributable to an increase in headcount and related allocated expenses to support growth of our subscription cloud-based offering and ongoing maintenance for our expanding licensed customer base. Approximately $0.3 million was attributable to our increased cloud-based hosting costs.

Cost of subscription revenue increased by $2.1 million, or 27%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Approximately $1.6 million was attributable to an increase in headcount and related allocated expenses to support growth of our subscription cloud-based offering and ongoing maintenance for our expanding licensed customer base. Approximately $0.5 million was attributable to our increased cloud-based hosting costs.

Cost of Services and Other Revenue. Cost of services and other revenue increased by $1.6 million, or 27%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Substantially all of the increase was the result of our increased services and training headcount, related allocated overhead and related stock-based compensation expense.

Cost of services and other revenue increased by $3.1 million, or 27%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Substantially all of the increase was the result of our increased services and training headcount, related allocated overhead and stock-based compensation expense.

Gross Profit and Gross Margin

	Three months ended				Six Months Ended
	June 30, 2018	June 30, 2017	variance $	variance %	June 30, 2018	June 30, 2017	variance $	variance %
	(In thousands, except percentages)
Gross profit:
Licenses	$17,868	$12,231	$5,637	46%	$33,717	$23,380	$10,337	44%
Subscription	20,132	12,386	7,746	63%	38,479	23,763	14,716	62%
Services and other	3,184	3,948	(764)	(19)%	5,932	6,753	(821)	(12)%
Total gross profit	$41,184	$28,565	$12,619	44%	$78,128	$53,896	$24,232	45%
Gross Margin:
Licenses	93%	92%			93%	91%
Subscription	80%	76%			80%	76%
Services and other	31%	41%			30%	38%
Total gross margin	75%	73%			75%	72%

Licenses. License gross profit increased by $5.6 million, or 46%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was the result of increased license revenues with only minor increases in third party royalties.

License gross profit increased by $10.3 million, or 44%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was the result of increased license revenues with only minor increases in third party royalties.

Subscription. Subscription gross profit increased by $7.7 million, or 63%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase was the result of growth in subscription revenue, coupled with growth in costs of subscription revenue at a rate lower than our revenue growth as we continue to build economies of scale within our customer support organization and our utilization of cloud-based hosting services.

Subscription gross profit increased by $14.7 million, or 62%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase was the result of growth in subscription revenue, as described above, coupled with growth in costs of subscription revenue at a rate lower than our revenue growth as we continue to build economies of scale within our customer support organization and our utilization of cloud-based hosting services.

Services and Other.

Services and other gross profit decreased by $0.8 million, or 19% and $0.8 million or 12% for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017, respectively. This decrease was primarily attributable to the higher costs associated with expanding our infrastructure for our professional services and training organization to support an increasing number of customers for both the three and six-month periods ended June 30, 2018

Operating Expenses

	Three months ended				Six Months Ended
	June 30, 2018	June 30, 2017	variance $	variance %	June 30, 2018	June 30, 2017	variance $	variance %
Operating expenses:	(In thousands, except percentages)
Research and development	$10,115	$7,966	$2,149	27%	$19,877	$14,893	$4,984	33%
General and administrative	7,743	3,442	4,301	125%	15,400	6,474	8,926	138%
Sales and marketing	25,163	18,340	6,823	37%	48,978	33,513	15,465	46%
Total operating expenses	$43,021	$29,748	$13,273	45%	$84,255	$54,880	$29,375	54%

Research and Development Expenses. Research and development expenses increased by $2.1 million, or 27%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Approximately 83% of this increase was the result of an increase in headcount, and related allocated overhead and stock compensation expenses, to optimize and expand our product offerings as well as pursue innovation in identity governance. Substantially all of the remaining increase in research and development expenses was the result of an increase in software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering.

Research and development expenses increased by $5.0 million, or 33%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Approximately 85% of this increase was the result of an increase in headcount, and related allocated overhead and stock compensation expenses, to optimize and expand our product offerings as well as pursue innovation in identity governance. Substantially all of the remaining increase in research and development expenses was the result of an increase in software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering.

General and Administrative Expenses. General and administrative expenses increased by $4.3 million, or 125%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Approximately 72% of the increase was the result of an increase in corporate headcount, and related allocated overhead, to support our transition to a public company and the growth and scale of the business. During the second quarter of 2018, approximately $1.7 million of the increase was related to stock-based compensation expense. Additionally, general and administrative expenses increased as a result of an increase in, facility expense and professional services expenses comprised of legal, accounting and consulting fees.

General and administrative expenses increased by $8.9 million, or 138%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Approximately 77% of the increase was the result of an increase in corporate headcount, and related allocated overhead, to support our transition to a public company and the growth and scale of the business. During the first half of 2018, approximately $4.0 million of the increase was related to stock-based compensation expense. Additionally, general and administrative expenses increased as a result of increases in facility expense and professional services expenses comprised of legal, accounting and consulting fees.

Sales and Marketing Expenses. Sales and marketing expenses increased by $6.8 million, or 37%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Approximately $5.8 million, or 86%, of the increase was the result of our increased sales and marketing headcount, stock-based compensation expense and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. As our headcount increased, we also experienced related increases in travel and professional service comprised of recruiting, consulting and training related expense of $0.6 million and $0.3 million, respectively, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Sales and marketing expenses increased by $15.5 million, or 46%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Approximately $13.4 million, or 87%, of the increase was the result of our increased sales and marketing headcount, stock-based compensation expense and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. As our headcount increased, we also experienced related increases in travel and advertising costs of $1.0 million and $0.6 million, respectively, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Interest Expense, Net

Interest expense, net of interest income, increased by $0.1 million, or 4%, for the three months ended June 30, 2018, compared to June 30, 2017 and decreased by $1.4 million, or 26%, for the six months ended June 30, 2018, compared to June 30, 2017. This decrease was primarily due to refinancing our debt to lower the stated interest rate from 8.0% to 6.8%, as well as decrease in the term loan principal balance and related lower amortization of debt issuance cost.

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

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. We have incurred net losses in each fiscal year since our inception except during the fourth quarter of each year. We have recorded insignificant U.S. federal income tax expense. Our tax expense to date relates primarily to foreign income taxes, mainly from our Israeli activities, and to a lesser extent, state income taxes. The effective tax rate for the three and six months ended June 30, 2018 is 8.5% and 7.3 % compared to 10.1% and 2.4% respectively, for the prior year periods. The difference in effective tax rate is primarily due to the increase in foreign taxes and in worldwide pre-tax book loss.

For further discussion regarding tax matters, see Note 8 of the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of the Annual Report.

Liquidity and Capital Resources

As of June 30, 2018, we had $81.8 million of cash and cash equivalents and $1.5 million of availability under our revolving credit facility. As of June 30, 2018, we had approximately $3.4 million of cash and cash equivalents held in our foreign subsidiaries. We do not consider the earnings of our foreign subsidiaries, with the exception of India, to be permanently reinvested in foreign jurisdictions and have consistently applied Section 956 of the Internal Revenue Code of 1986, as amended, to such earnings. As a result of applying Section 956 consistently to our intercompany cash flows, the majority of the earnings in our foreign subsidiaries represent income that was previously taxed in the United States. As a result, there would be no material income tax consequences to repatriating the cash currently held in our foreign subsidiaries. In India, we continue to invest and grow our research and development activities and have no plans to repatriate undistributed earning held in India back to the U.S. parent company, and therefore consider earnings in India to be permanently reinvested.

We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our revolving credit facility will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities and the introduction of new solutions and product enhancements. To the extent existing cash and cash equivalents and borrowings under our revolving credit facility are not sufficient to fund future activities, we may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to our existing stockholders. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. We have no present understandings, commitments or agreements to enter into any such acquisitions. Also, as of June 30, 2018, we had no material commitments for capital expenditures.

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

Our Credit Facility

Pursuant to a credit and guaranty agreement by and among SailPoint Technologies, Inc., as the borrower, and SailPoint Technologies Intermediate Holdings, LLC and SailPoint International, Inc., as guarantors, the lenders party thereto from time to time and Goldman Sachs Bank USA, as administrative agent and collateral agent, as amended, we have a senior secured credit facility (our “credit facility”) that consists of a term loan facility, a $7.5 million revolving credit facility, and a letter of credit sub-facility with an aggregate limit equal to the lesser of $7.5 million and the aggregate unused amount of the revolving commitments then in effect. On June 29, 2018, we voluntarily prepaid $60.0 million of borrowings outstanding under our term loan facility, reducing the balance outstanding under our term loan facility to $10.0 million. Each of the term loan facility and revolving credit facility has a maturity of five years and will mature on August 16, 2021.

As of June 30, 2018, we had $1.5 million available under the revolving credit facility and $6.0 million in standby letters of credit outstanding, issued primarily in connection with our new corporate headquarters lease.

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six months ended
	June 30, 2018	June 30, 2017
	(In thousands)
Cash provided by operating activities	$26,607	$6,029
Cash used in investing activities	(1,397)	(1,154)
Cash used in financing activities	(59,408)	(2,187)
Net increase in cash, cash equivalents and restricted cash	$(34,198)	$2,688

Cash Flows from Operating Activities

During the six months ended June 30, 2018, cash provided by operating activities was $26.6 million, which consisted of a net loss of $11.6 million, adjusted by non-cash charges of $16.2 million and a net change of $22.0 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $5.3 million, amortization of debt issuance costs of $0.2 million, stock-based compensation of $9.3 million and loss on the modification and partial extinguishment of debt of $1.5 million. The change in our net operating assets and liabilities was primarily as a result of an increase in deferred revenue of $12.0 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, a decrease in accounts receivable of $17.7 million due to the timing of receipts of payments from customers, a decrease in prepayments and other assets of $0.5 million, and an increase in accounts payable of $0.7 million, due to timing of cash disbursements, partially offset by a decrease in accrued expenses and other liabilities of $8.6 million due primarily to accrual of additional commissions and bonuses and a $0.3 million decrease in income taxes payable.

During the six months ended June 30, 2017, cash provided by operating activities was $6.0 million, which consisted of a net loss of $6.6 million, adjusted by non-cash charges of $5.6 million and a net change of $7.0 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $5.0 million, amortization of debt issuance costs of $0.3 million and stock-based compensation of $0.3 million. The change in our net operating assets and liabilities was primarily as a result of an increase in deferred revenue of $7.7 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, an decrease in accounts receivable of $1.3 million due to the timing of receipts of payments from customers, an increase in accounts payable of $0.8 million due to timing of cash disbursements, partially offset by a decrease in prepayments and other assets of $0.2 million, a decrease in income taxes payable of $0.2 million and a decrease in accrued expenses of $2.7 million due primarily to the payout of prior period commissions and bonuses.

Cash Flows from Investing Activities

During the six months ended June 30, 2018 and 2017, cash used in investing activities was $1.4 million and $1.2 million, respectively. Substantially all of the cash flows from investing activities in the three and six-month periods consisted of purchases of property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, cash used in financing activities was $59.4 million consisting of $60.0 million in repayment of debt, and $0.3 million in prepayment penalties partially offset by $0.9 million of proceeds from exercise of stock options.

During the six months ended June 30, 2017, cash used in financing activities was $2.2 million, consisting of $0.4 million for the repurchase of common and preferred stock, debt issuance cost of $1.5 million, proceeds from borrowings of $50.0 million utilized for dividend payments of $50.4 million, partially offset by proceeds from the issuance of common stock.

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

We believe that the accounting policies associated with revenue recognition, share-based compensation and income taxes are most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates. There have been no material changes to these estimates or the policies related to them during the three and six months ended June 30, 2018. For a full discussion of these estimates and policies, see the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Annual Report.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

The JOBS Act Accounting Election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. We will lose emerging growth status on December 31, 2018.  Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect to instead comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time in the normal course of business, we may be subject to various legal matters such as threatened or pending claims or proceedings. We are not currently a party to, nor is our property currently subject to, any material legal claims or proceedings. We are not aware of any governmental inquiries or investigations into our business.

Item 1A. Risk Factors

The term the “Thoma Bravo Funds” refers to Thoma Bravo Fund XI, L.P., Thoma Bravo Fund XI-A, L.P. and Thoma Bravo Executive Fund XI, L.P., and the term “Thoma Bravo” refers to Thoma Bravo, LLC, the management company and ultimate general partner of the Thoma Bravo Funds

Except with respect to the risk factors set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the Annual Report. The following risk factors reflect risk factors that were updated (i) in connection with the offering of our common stock by certain selling stockholders in May 2018 and (ii) to reflect that we will lose our status as an emerging growth company on December 31, 2018.

Due to losing emerging growth company status on December 31, 2018, we are incurring substantial costs and significant demands are being placed upon management in connection with complying with nonemerging growth company requirements earlier than we had planned.

On December 31, 2018, we will become a large accelerated filer, and we will lose emerging growth company status on the same date, which has required us to significantly accelerate our compliance efforts to, for example, allow our independent registered public accounting firm to attest to the effectiveness of our internal controls as required by Section 404(b) of the Sarbanes-Oxley Act in our Annual Report on Form 10-K for the year ending December 31, 2018.

Additionally, because we will cease to be an emerging growth company on December 31, 2018, we will be required to implement Topic 606 for the year ending December 31, 2018 instead of December 31, 2019, which is the date that emerging growth companies are first required to implement Topic 606. As a result, we will report our financial results for the year ended December 31, 2018 in our earnings release for such period and in our Annual Report on Form 10-K for such period in accordance with Topic 606 even though each quarter of this year and comparative periods will not be reported in accordance with Topic 606. Because our revenue recognition process is complex, this accelerated timeframe will result in significant additional costs beyond that comprehended in our 2018 financial plan and require substantially burdensome efforts, which include maintaining additional accounting records to allow us to track transactions on two revenue recognition standards, significantly accelerating our planned timeline for implementing appropriate policies and procedures for recording transactions on the new basis, and hiring additional personnel and consultants. Moreover, because it will take us a significant amount of time to fully implement Topic 606, we anticipate that such implementation will not be complete, and all historical transactions will not be analyzed under Topic 606, until after our Quarterly Report on Form 10-Q for the quarter ending September 30, 2018. Therefore, we do not expect to be able to provide investors with quantitative guidance regarding our expected financial results based on the new reporting standard in advance of releasing such results in connection with our Annual Report on Form 10-K for the year ending December 31, 2018, which means we may report our financial result for the year ended December 31, 2018 in our earnings release for such period in accordance with Topic 606 prior to providing any such quantitative guidance. Consequently, our actual financial results for the year ending December 31, 2018, as reported in accordance with Topic 606, may differ substantially from what you may anticipate based on our historical results of operations and guidance. In addition to the substantial additional expenses beyond what we had planned, our management needs to devote significant time and efforts to implement and comply with the additional standards, rules and regulations that will apply to us upon becoming a large accelerated filer and losing our emerging growth company status, diverting such time from the day-to-day conduct of our business operations.

Furthermore, due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-emerging growth companies, such as Section 404(b) of the Sarbanes-Oxley Act and Topic 606, on an accelerated timeframe, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting.

Although we are no longer a controlled company within the meaning of the NYSE rules, we continue to qualify for and may rely on exemptions from certain corporate governance requirements that would otherwise provide protection to our stockholders during a one-year transition period.

As of May 29, 2018, due to the completion of an offering that resulted in Thoma Bravo ceasing to own a majority of our common stock, we are no longer a controlled company within the meaning of the corporate governance standards of the NYSE. As a result, we are required to have at least one independent director on each of our nominating and corporate governance committee and compensation committee, a majority of independent directors on those committees within 90 days after the completion of such offering, and fully independent nominating and corporate governance committee and compensation committee within one year after the completion of such offering. We will also be required to have a majority independent board of directors within one year after the completion of such offering and to perform an annual performance evaluation of our nominating and corporate governance and compensation committees. Prior to such offering, our board of directors determined that six of the seven members of our board of directors are independent for purposes of the NYSE corporate governance standards and that both of the members of our nominating and corporate governance committee, both of the members of our compensation committee and two of the three members of our audit committee meet the independence standards of the NYSE and the SEC applicable to such committee members. However, during our controlled company transition period, our stockholders will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance standards and we may use some exemptions during such period.

Our failure to achieve and maintain an effective system of disclosure controls and internal control over financial reporting could adversely affect our financial position and lower our stock price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the applicable listing standards of the New York Stock Exchange (the “NYSE”). The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2015, our independent registered public accounting firm identified a material weakness related to insufficient documentation evidencing the revenue recognition decisions that we made when allocating revenue to specific customer agreements, which we remediated by December 31, 2016. In finalizing our financial statements for our initial public offering, our independent registered public accounting firm identified a material weakness in our internal control over financial reporting related to our accounting for certain complex, non-routine transactions affecting our presentation of amortization expense related to acquisitions, equity transactions and related disclosure and earnings per share calculations. We are taking measures to remediate the material weakness, including establishing more robust accounting policies and procedures, reviews on the adoption of new accounting positions and financial statement disclosures, and selection and engagement of consultants to assist us in determining positions and evaluating new accounting policies.  We have not yet remediated this material weakness as of March 31, 2018, and we cannot assure you that these measures and any further measures that we implement will be sufficient to remediate our existing material weakness or to identify or prevent additional material weaknesses.

Our internal resources and personnel may in the future be insufficient to avoid accounting errors, and there can be no assurance that we will not have additional material weaknesses in the future. Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock.  In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. As a public company, we are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose, but we are not required to provide an annual management report on the effectiveness of our internal control over financial reporting until our Annual Report on Form 10-K for the period ended December 31, 2018.

We will lose emerging growth status on December 31, 2018 and as a result our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the period ended December 31, 2018. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and operating results and could cause a decline in the price of our common stock.

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

GAAP is subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change.

For example, in May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), for which certain elements may impact our accounting for revenue and costs incurred to acquire contracts. We are required to implement this guidance for the year ending December 31, 2018. Application of Topic 606 may significantly impact the amount and timing of revenue recognition, such as recognizing revenue from existing contracts in periods other than when historically reported under existing GAAP or the revenue recognized under existing GAAP could be eliminated as part of the effect of adoption. Further, adoption of Topic 606 could result in changes to the periods when revenue is recognized in the future compared with management’s current expectations under existing GAAP. In addition, Topic 606 may significantly change the timing of when expense recognition will occur related to costs to obtain and fulfill customer contracts. While the adoption of Topic 606 does not change the cash flows received from our contracts with customers, the adoption of Topic 606 could have a material adverse effect on our financial position or results of operations.

Our ability to use net operating losses and other tax attributes to offset future taxable income is expected to be subject to certain limitations.

As of December 31, 2017, the Company had federal net operating loss carryforwards of approximately $57.8 million and research and development credits of approximately $4.2 million, which will begin to expire beginning in 2024 if not utilized prior to that time. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), tax credits or other tax attributes to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

We believe we may have experienced an ownership change as a result of our offering of our common stock for certain selling stockholders in May 2018. Thus, our ability to utilize NOLs and tax credit carryforwards existing at the time of such ownership change is expected to be limited by Sections 382 and 383 of the Internal Revenue Code. The application of such limitations may cause U.S. federal income taxes to be paid earlier than they otherwise would be paid if such limitations were not in effect and could cause such NOLs or tax credit carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOLs or tax credit carryforwards. To the extent we are not able to offset our future income or taxes with our NOLs or tax credit carryforwards, this would adversely affect our operating results and cash flows if we have taxable income in the future. Similar rules and limitations may apply for state income tax purposes.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we are subject to laws, regulations and requirements with which we were not required to comply as a private company, including compliance with reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE.  As a newly public company, complying with these statutes, regulations and requirements occupies a significant amount of time of our board of directors and management and has significantly increased our costs and expenses as compared to when we were a private company.  For example, as a newly public company, we have had to institute a more comprehensive compliance function, establish new internal policies, such as those relating to insider trading, and involve and retain to a greater degree outside counsel and accountants.  In particular, we will be required to have our independent registered public accounting firm attest in our Annual Report on Form 10-K for the period ended December 31, 2018 to the effectiveness of our internal controls as a result of our ceasing to be an emerging growth company on December 31, 2018.  Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

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

Our Third Amended and Restated Certificate of Incorporation (our “charter”) and our Second Amended and Restated Bylaws (our “bylaws”) contain provisions that could delay or prevent a change in control of our company.  These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management.  These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•

after Thoma Bravo ceases to beneficially own at least 30% of the voting power of the then outstanding shares of capital stock entitled to vote generally in the election of directors, removal of directors only for cause;

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•

allowing Thoma Bravo to fill any vacancy on our board of directors for so long as affiliates of Thoma Bravo own 30% or more of our outstanding shares of common stock and thereafter, allowing only our board of directors to fill vacancies on our board of directors, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
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

Our charter also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (“DGCL”) and prevents us from engaging in a business combination, such as a merger, with an interested stockholder (i.e., a person or group who acquires at least 15% of our voting stock) for a period of three years from the date such person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. However, our charter also provides that the Thoma Bravo Funds and their affiliates, and any persons to whom they sell their common stock, will be deemed not to be interested stockholders.

Thoma Bravo has significant influence over matters requiring stockholder approval, which could delay or prevent a change of control.

Thoma Bravo, as the ultimate general partner of the Thoma Bravo Funds and the general partner of Thoma Bravo XI GP, beneficially owns in the aggregate 34% of our common stock as of June 30, 2018. As a result, Thoma Bravo could exert significant influence over our operations and business strategy as well as matters requiring stockholder approval.  These matters may include:

•	the composition of our board of directors, which has the authority to direct our business and to appoint and remove our officers;
•	approving or rejecting a merger, consolidation or other business combination;
•	raising future capital; and
•	amending our charter and bylaws, which govern the rights attached to our common stock.

Additionally, for so long as Thoma Bravo beneficially owns at least (i) 30% of our outstanding shares of common stock, Thoma Bravo will have the right to designate the chairman of our board of directors and of each committee of our board of directors as well as nominate a majority of our board of directors (provided that the majority of our board of directors will be “independent” directors, as defined under the rules of the NYSE, and provided further that the membership of each committee of our board of directors will comply with the applicable rules of the NYSE); (ii) 20% (but less than 30%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 30% of the total number of directors (but in no event fewer than two directors); (iii) 10% (but less than 20%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate a number of directors to our board of directors equal to the lowest whole number that is greater than 20% of the total number of directors (but in no event fewer than one director); and (iv) at least 5% (but less than 10%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate one director to our board of directors. For so long as Thoma Bravo beneficially owns at least 30% of our outstanding shares of common stock, the directors nominated by Thoma Bravo are expected to constitute a majority of each committee of our board of directors, other than the audit committee.

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

We are an emerging growth company, as defined in the JOBS Act, and will remain an emerging growth company until December 31, 2018.  For as long as we are an emerging growth company, unlike other public companies, we are not required to, among other things:  (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation and any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of Securities Act of 1933, as amended (the “Securities Act”) for adopting new or revised financial accounting standards.  We have elected to take advantage of the longer phase-in periods for the adoption of new or revised financial accounting standards permitted under the JOBS Act until we are no longer an emerging growth company.  If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to the JOBS Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 16, 2017, the Registration Statement on Form S-1 (File No. 333-221036) (the “Registration Statement”) relating to our initial public offering was declared effective by the SEC. Pursuant to the Registration Statement, we registered an aggregate of 23,000,000 shares of our common stock, of which 15,800,000 shares were sold by us and 7,200,000 shares were sold by certain selling stockholders named therein at a price to the public of $12.00 per share. We received net proceeds of approximately $172.0 million, after deducting underwriting discounts and commissions and offering-related expenses. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated November 16, 2017 and filed with the SEC on November 17, 2017 pursuant to Rule 424(b) of the Securities Act.  As of March 30, 2018, we have used $90.0 million of the proceeds from our initial public offering to repay borrowings under our term loan facility and approximately $1.4 million of such proceeds to pay a related prepayment premium, both of which were made concurrently with the closing of our initial public offering in the fourth quarter of 2017. In addition, as of June 30, 2018, we prepaid $60.0 million of the borrowings outstanding under our remaining term loan to reduce the aggregate outstanding principal balance to $10.0 million and paid approximately $0.3 million of such proceeds to pay a related prepayment premium, all of the remaining net proceeds are held in cash and have not been deployed.

Item 5. Other Information

None.

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

10.1

Third Amendment to Amended and Restated Credit and Guaranty Agreement, dated as of April 16, 2018, by and among SailPoint Technologies, Inc., as borrower, SailPoint Technologies Intermediate Holdings, LLC, as a guarantor, the other credit parties party thereto, Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-225077), filed with the Securities and Exchange Commission on May 21, 2018).

10.2

SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-225077), filed with the Securities and Exchange Commission on May 21, 2018).

10.3

Form of SailPoint Technologies Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-225077), filed with the Securities and Exchange Commission on May 21, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SailPoint Technologies Holdings, Inc.,

Date: August 8, 2018	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director

Date: August 8, 2018	By:	/s/ Cam McMartin
Cam McMartin
Chief Financial Officer