Form 10-Q
period 2018-09-30
Sailpoint Technologies Holdings, Inc.
filed 2018-11-07
CIK 1627857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The registrant had 87,788,512 shares of common stock outstanding as of November 2, 2018.

SailPoint Technologies Holdings, Inc.
Table of Contents

i

PART I

ITEM 1. Financial Statements

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated Balance sheets

	As of
	September 30, 2018	December 31, 2017
	(In thousands, except share and per share data)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$83,315	$116,049
Restricted cash	121	78
Accounts receivable	71,316	72,907
Prepayments and other current assets	11,743	10,013
Total current assets	166,495	199,047
Property and equipment, net	10,103	3,018
Deferred tax asset - non-current	264	264
Other non-current assets	3,236	3,542
Goodwill	219,377	219,377
Intangible assets, net	74,567	81,185
Total assets	$474,042	$506,433
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,036	$2,231
Accrued expenses and other liabilities	18,623	22,636
Income taxes payable	2,099	1,688
Deferred revenue	86,679	73,671
Current portion of long-term debt	9,669	—
Total current liabilities	120,106	100,226
Long-term debt	—	68,329
Other long-term liabilities	4,404	27
Deferred revenue non-current	13,976	9,454
Total liabilities	138,486	178,036
Commitments and contingencies (Note 4)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 87,004,975 shares at September 30, 2018 and 84,948,126 shares at December 31, 2017	9	8
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Additional paid in capital	369,079	353,609
Accumulated deficit	(33,532)	(25,220)
Total stockholders' equity	335,556	328,397
Total liabilities and stockholders’ equity	$474,042	$506,433

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands, except share and per share data)
	(Unaudited)
Revenue
Licenses	$28,131	$16,975	$64,246	$42,552
Subscription	28,461	18,506	76,517	49,782
Services and other	9,827	8,081	29,930	25,954
Total revenue	66,419	43,562	170,693	118,288
Cost of revenue
Licenses	1,145	1,104	3,543	3,301
Subscription	5,252	4,020	14,829	11,533
Services and other	7,617	5,954	21,788	17,074
Total cost of revenue	14,014	11,078	40,160	31,908
Gross profit	52,405	32,484	130,533	86,380
Operating expenses
Research and development	11,474	8,443	31,351	23,336
General and administrative	8,763	4,414	24,163	10,888
Sales and marketing	27,658	19,220	76,636	52,733
Total operating expenses	47,895	32,077	132,150	86,957
Income (loss) from operations	4,510	407	(1,617)	(577)
Other expense, net:
Interest expense, net	(202)	(3,726)	(4,180)	(9,079)
Other, net	(388)	(162)	(1,104)	(256)
Total other expense, net	(590)	(3,888)	(5,284)	(9,335)
Income (loss) before income taxes	3,920	(3,481)	(6,901)	(9,912)
Income tax expense	(618)	(2,906)	(1,411)	(3,062)
Net income (loss)	$3,302	$(6,387)	$(8,312)	$(12,974)
Net income (loss) available to common shareholders	$3,274	$(11,792)	$(8,312)	$(30,969)
Net income (loss) per share
Basic	$0.04	$(0.24)	$(0.10)	$(0.65)
Diluted	$0.04	$(0.24)	$(0.10)	$(0.65)
Weighted average shares outstanding
Basic	86,825,168	48,219,826	86,267,539	47,806,584
Diluted	90,355,212	48,219,826	86,267,539	47,806,584

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30, 2018	September 30, 2017
	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(8,312)	$(12,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	7,977	7,570
Amortization of loan origination fees	220	545
Loss on modification and partial extinguishment of debt	1,536	—
(Gain) loss on disposal of fixed assets	(36)	2
Bad debt	299	58
Stock-based compensation expense	14,138	544
Changes in operating assets and liabilities:
Accounts receivable	1,292	(3,427)
Prepayments and other current assets	(1,730)	(1,399)
Other non-current assets	306	(1,275)
Accounts payable	805	1,295
Accrued expenses and other liabilities	(4,078)	(486)
Income taxes payable	411	2,422
Deferred revenue	17,530	12,911
Net cash provided by operating activities	30,358	5,786
Investing activities
Purchase of property and equipment	(4,030)	(2,039)
Proceeds from sale of property and equipment	25	110
Net cash used in investing activities	(4,005)	(1,929)
Financing activities
Repayment of debt	(60,000)	—
Prepayment penalty and fees	(300)	—
Proceeds from borrowing	—	50,000
Dividend payments	—	(50,387)
Debt issuance costs	—	(1,384)
Repurchase of equity shares	(1)	(654)
Exercise of stock options	1,257	162
Net cash used in financing activities	(59,044)	(2,263)
(Decrease) increase in cash	(32,691)	1,594
Cash, cash equivalents and restricted cash, beginning of period	116,127	18,272
Cash, cash equivalents and restricted cash, end of period	$83,436	$19,866

Supplemental cash disclosures:
Cash paid for interest	$2,574	$9,260
Cash paid for income taxes	$654	$639
Supplemental non-cash disclosures:
Tenant improvement allowance	$4,404	$-
Conversion of prepaid incentive units to common stock (Note 7)	$78	$30

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

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
United States	$45,951	$32,761	$113,146	$85,781
EMEA (1)	11,376	7,592	36,328	21,445
Rest of the World (1)	9,092	3,209	21,219	11,062
Total revenue	$66,419	$43,562	$170,693	$118,288

(1)	No single country represented more than 10% of our consolidated revenue.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. There is no concentration of credit risk for customers as no individual entity represented more than 10% of the balance in accounts receivable as of September 30, 2018 and December 31, 2017 or 10% of revenue for three and nine months ended September 30, 2018 and 2017. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s condensed consolidated revenues or net assets.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies, which are discussed in Note 2 of “Notes to Consolidated Financial Statements” in the Annual Report.

Reclassification

Reclassifications have been made to the prior-period financial statements to conform to the current period presentation

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance, and creates guidance for when revenue should be recognized from the exchange of goods or services. ASU No. 2016-08 was issued in March 2016 to clarify the principal versus agent guidance in this new revenue recognition standard. ASU 2016-10 was issued in April 2016 to clarify the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. ASU 2016-12 was issued in May 2016 to clarify the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. ASU 2016-20 was issued in December 2016 to make technical corrections and improvements on narrow aspects of this guidance. ASU No. 2015-14 was issued in August 2015 to defer the effective date of ASU 2014-09 for one year. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, including emerging growth companies, this standard is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company will adopt this standard for the annual reporting period beginning after December 15, 2017 as the company will be designated a large accelerated filer on December 31, 2018, at which time the Company will no longer be an emerging growth company.

The Company will adopt the standard under the modified retrospective method. This determination was made upon a number of factors including the significance of the impact of the new standard on the Company’s financial results, system readiness, including that of software procured from third-party providers, and the Company’s ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary, as well as earlier than expected loss of emerging growth company status. The Company will continue to evaluate and analyze all other aspects of ASC 606 that may be impactful through the adoption date.

The Company anticipates to elect use of the following practical expedients upon adoption of the new standard:

•

To use an output method to measure progress toward completion of a performance obligation that is satisfied over time for a service contract in which it bills a fixed amount for each hour of service provided, with respect to time and material services contracts.

•

To include analysis of significant financing components only if the time between when the company transfers promised goods or services to a customer and when the customer pays for that good or service extends beyond one year.

•	To account for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost and not a performance obligation.
•	To immediately recognize expense for the contract acquisition costs when the asset that would have resulted from capitalizing such costs would have been amortized in one year or less.

The core principle of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The most significant impacts of the standard to the Company relate to the timing of expense recognition for customer acquisition costs for most arrangements and the timing of revenue recognition for arrangements involving term licenses. Under ASU 606, the Company is required to recognize term license revenues upon the transfer of the license and the associated maintenance revenues over the contract period, as opposed to the Company’s current practice of recognizing both the term license and maintenance revenues ratably over the contract period.

The new revenue recognition standard also requires the capitalization of certain incremental costs of obtaining a contract, which impacts the period in which we record our sales commissions expense. Currently, we recognize sales commissions expense, the primary incremental costs of obtaining a contract, as incurred for license arrangements, and over the term of the arrangement for subscription arrangements. Under the new revenue recognition standard, we will be required to recognize these expenses over the period of benefit associated with these costs. The Company has determined the expected period of benefit to be approximately five years, which will result in a deferral of sales commissions expense over this expected period of benefit.

Under the new revenue recognition standard, the Company will allocate total transaction price to performance obligations based on estimated standalone selling prices, which will impact the timing of revenue recognition depending on when each performance obligation is completed. We anticipate the timing of recognition will impact deferred revenue balance due to the timing of revenue recognition.

The Company will adopt the new revenue standard for the annual reporting period ending December 31, 2018, using the modified retrospective transition method. The Company is continuing to finalize the impact of adopting the new revenue standard on its condensed consolidated financial statements and related disclosures, changes to its accounting policies and practices and controls to support the new revenue recognition standard. The Company has developed a project plan for this transition and is progressing as planned. The Company expects to implement the plan and report in accordance with ASC 606 for the annual reporting period for the year ended December 31, 2018.

In February 2016, the FASB issued ASU No. 2016-02 and subsequent updates thereafter in ASU 2017-13, ASU 2018-10 and ASU 2018-11, Leases (collectively, Topic 842). This standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The standard also expands the required quantitative and qualitative disclosures surrounding leases. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted. The Company does not plan to early adopt and plans to adopt for the annual period beginning after December 15, 2018.

This standard will be applied using a modified retrospective transition approach with certain practical expedients available for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company currently expects that most of existing operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use (“ROU”) assets upon our adoption of Topic 842. The Company anticipates this standard will have a material impact on the consolidated balance sheets and will result in the recognition of ROU assets and lease liabilities for leases currently classified as operating leases that are not reported on the balance sheet. While the Company continues to assess the qualitative and quantitative impacts of adopting this standard, the most significant anticipated impact relates to physical office space leases.

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

In June 2018, the FASB issued ASU 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2018. The Company is currently evaluating the impact of the pending adoption of ASU 2018-07 on the consolidated financial statement.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for public entities, for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, and earlier adoption is permitted. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2019. The Company is currently evaluating the impact of the pending adoption of ASU 2018-15 on the consolidated financial statements.

Recently Adopted Accounting Standards

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718). This standard clarifies which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. An entity is required to account for the effects of a modification unless all of the following conditions are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard is effective for annual period beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The company has early adopted this standard retrospectively beginning with the reporting period ended after December 31, 2017 as the company will be designated a large accelerated filer on December 31, 2018, at which time the company will no longer be an emerging growth company. This adoption resulted in no material impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. For public companies, guidance is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, including emerging growth companies, this guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The new standard is effective for the annual period beginning after December 15, 2017 as the company will be designated a large accelerated filer on December 31, 2018, at which time the company will no longer be an emerging growth company. The company has early adopted this standard retrospectively beginning with the reporting period ended after December 31, 2017 and resulted in no material impact on the Company’s condensed consolidated financial statements.

3. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The carrying amount of goodwill was $219.4 million for the periods ended September 30, 2018 and 2017 as there has been no acquisition activity in these periods. Goodwill and other intangible balances are tested for impairment on an annual basis during the fourth quarter, or sooner if an indicator of impairment occurs. No triggering events have occurred during the three and nine months ended September 30, 2018 and 2017 that would indicate a potential impairment of goodwill.

Intangible Assets

Total cost and accumulated amortization of intangible assets is comprised of the following:

		As of
	Weighted Average Useful Life	September 30, 2018	December 31, 2017
Intangible assets, net	(In years)	(In thousands)
Customer lists	15	$42,500	$42,500
Developed technology	9.6	42,000	42,000
Trade names and trademarks	17	24,500	24,500
Order backlog	1.5	1,100	1,100
Non-competition agreements and related items	4.4	810	810
Total intangible assets		110,910	110,910
Less: Accumulated amortization		(36,343)	(29,725)
Total intangible assets, net		$74,567	$81,185

Amortization expense of intangible assets was $2.2 million and $6.6 million for each of the three and nine months ended September 30, 2018 and September 30, 2017, respectively. Amortization expense is included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, respectively, as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Cost of revenue – license	$1,008	$1,008	$3,024	$3,024
Cost of revenue – subscription	96	96	288	288
Research and development	34	34	102	115
Sales and marketing	1,068	1,069	3,204	3,208
Total amortization of acquired intangibles	$2,206	$2,207	$6,618	$6,635

Periodically, the Company evaluates intangible assets for possible impairment upon a triggering event. There were no impairments for intangible assets during the three and nine months ended September 30, 2018 and 2017.

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

Rent expense under all operating leases was approximately $1.0 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, and $0.8 million and 2.0 million for the three months and nine months ended September 30, 2017, respectively.

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

5. Line of Credit and Long-Term Debt

The outstanding balance of the term loan at September 30, 2018 and December 31, 2017 was $10.0 million and $70.0 million, respectively. There was no outstanding balance of the revolving line of credit at September 30, 2018 and December 31, 2017. The Company was in compliance with all applicable covenants as of September 30, 2018 and December 31, 2017.

In November 2017, the Company amended its existing credit facility in connection with the consummation of its initial public offering. Such amendment required that the Company use a portion of its net proceeds to repay $90.0 million of borrowings outstanding under its term loan facility to reduce the aggregate outstanding principal amount thereof to $70.0 million. This repayment was subject to a prepayment premium of 1.50% approximately $1.4 million, which is recorded as interest expense. As a result of this paydown, the Company incurred a $1.7 million loss on the modification and partial extinguishment of debt which was also recorded as interest expense in the consolidated statements of operations for the years ended December 31, 2017. In October 2017, in connection with its new corporate headquarters lease, the Company executed a standby letter of credit in the amount of $6.0 million. The term loan and the credit facility both bear interest based on the adjusted LIBOR rate, as defined in the credit agreement, with a 1% floor plus an applicable margin of 4.5%.

The Company has incurred total debt issuance costs of $4.5 million in connection with these loan and security agreements of which $1.4 million relates to the modified agreement as of December 31, 2017. These costs are being amortized to interest expense over the life of the debt on a straight-line basis, which approximates the interest method.

On June 29, 2018, the Company voluntarily prepaid $60.0 million of the borrowings outstanding under its remaining term loan to reduce the aggregate outstanding principal balance to $10.0 million. This repayment was subject to a prepayment premium of 0.50%, approximately $0.3 million, which is recorded as interest expense. In connection with the debt paydown, the Company incurred a $1.5 million loss on the modification and partial extinguishment of debt which was also recorded as interest expense in the consolidated statements of operations for the nine months ended September 30, 2018.

Amortization of debt issuance costs for the existing loan and security agreement for the nine months ended September 30, 2018 and September 30, 2017, was approximately $0.2 million and $0.5 million, respectively, and was recorded in interest expense in the accompanying condensed consolidated statements of operations. As of September 30, 2018, the debt balance was $9.7 million, which is presented net of $0.3 million of unamortized debt issuance costs, was reclassed from non-current liabilities to current liabilities on the balance sheet as the amounts will be repaid within one year. The maturity date on the term loan is August 16, 2021, with principal payment due in full on the maturity date, and interest payments due quarterly. The rate prevalent at September 30, 2018 was 6.8% consisting of the 2.3% LIBOR rate, plus an applicable margin of 4.5% for the term loan and the revolving credit facility.

6. Related Party Transactions

During the three and nine months ended September 30, 2018, the Company engaged in ordinary sales transactions of $34,000 and $227,000 and purchase transactions of $22,000 and $332,000, respectively, with entities affiliated with its controlling entity. During the three and nine months ended September 30, 2017, the Company engaged in ordinary sales transactions of $183,000 and $276,000 and purchase transactions of $91,000 and $650,000, respectively, with entities affiliated with its controlling entity. At September 30, 2018 and December 31, 2017, the accompanying condensed consolidated balance sheets included accounts receivable balance of $29,000 and $516,000, respectively, and immaterial accounts payable balances. As of August, 13 2018, Thoma Bravo is no longer considered a controlling entity.

In September 2014, the Company entered into an advisory services agreement (the “Consulting Agreement”) with its controlling entity. The Consulting Agreement requires quarterly payments from September 8, 2014 through December 31, 2018 for business consulting services provided by the controlling entity to the Company. Consulting fees from the Consulting Agreement totaled $312,500 and $937,500 in the three and nine months ended September 30, 2017, respectively, and were included in general and administrative expenses in the accompanying condensed consolidated statements of operations. Upon completion of the Company’s initial public offering, the Consulting Agreement ceased, and the Company was no longer required to make future payments.

7. Stock Option Plans and Stock-Based Compensation

2015 Stock Option Plans

In 2015, the Company adopted (i) the Amended and Restated 2015 Stock Option and Grant Plan and (ii) the 2015 Stock Incentive Plan (together the “2015 Stock Option Plans”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted stock to purchase shares of common stock. The 2015 Stock Option Plans reserve 5,000,000 shares of common stock for issuance as ISOs and NSOs, 500,000 shares of restricted stock and 250,000 shares for issuance under the 2015 Stock Incentive Plan. Under the 2015 Stock Option Plans, ISOs and NSOs may not be granted at less than fair market value on the date of the grant and generally vest over a four-year period based on continued service. Options generally expire ten years after the grant date.

At September 30, 2018, 524,543 shares were available for issuance under the Amended and Restated 2015 Stock Option and Grant Plan. At September 30, 2018, 132,202 shares were available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

2017 Long Term Incentive Plan

In November 2017, the Company’s board of directors adopted the 2017 Long Term Incentive Plan (the “2017 Plan”). As of December 31, 2017, the Company had reserved 8,856,876 shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan will be increased on each January 1, beginning in 2019, by 4,428,438 shares of common stock. Options granted under the 2017 Plan generally vest over four years and expire ten years after the grant date if unexercised. Common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan. At September 30, 2018, 6,354,632 shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

Employee Stock Purchase Plan

In November 2017, the Company’s board of directors adopted the Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective in November of 2017, after the date our registration statement was declared effective by the SEC. The first offering period opened July 1, 2018 and permitted eligible employees to purchase shares by authorizing payroll deductions from 1% to 15% of employee’s eligible compensation during the six-month offering period, with an annual cap of $25,000. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares after the closing of the offering period at a price equal to 85% of the closing price of the shares at the opening or closing of the offering period, whichever is lower.

The Company initially reserved 1,771,375 shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP will increase each January 1, beginning in 2019, by 885,688 shares of common stock. The ESPP will continue in effect until October 30, 2020; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

ESPP purchase rights have an expected volatility that is based on the historical volatility of the common stock of a collection of our peers in the market. The expected term represents the period of time the ESPP purchase rights are expected to be outstanding and approximates the offering period.

Options Activity

The following table summarizes option activity under the 2017 Plan and related information:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balances at December 31, 2017	3,500,075	$5.43	8.8	$31,784,488
Granted	66,499	$22.52
Exercised	(517,276)	$2.43
Forfeited	(111,582)	$2.98
Balances at September 30,2018	2,937,716	$6.45	8.2	$81,006,612
Options vested and expected to vest at September 30, 2018	2,937,716	$6.45	8.2	$81,006,612
Options vested and exercisable at September 30, 2018	818,745	$2.39	7.3	$25,896,148

The Company expects all outstanding stock options at September 30, 2018 to fully vest. The weighted average grant date fair value per share for the period ended September 30, 2018 and 2017 was $9.92 and $1.59, respectively. Compensation expense relating to stock options was approximately $0.7 million and $3.2 million for the three and nine months ended September 30, 2018, respectively, and approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2017, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2018 was approximately $0.2 million and $0.7 million, respectively; and during the three and nine months ended September 30, 2017 was approximately $0.1 million and $0.3 million, respectively.

As of September 30, 2018, the total unrecognized compensation expense related to non-vested stock options granted is $8.3 million and is expected to be recognized over a weighted average period of 2.30 years. As of September 30, 2017, the total unrecognized compensation expense related to non-vested stock options granted was $1.5 million and was expected to be recognized over a weighted average period of 2.76 years.

The fair value for the Company’s stock options granted at the date of grant and ESPP purchase rights during the period ended September 30, 2018 and 2017 was estimated using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Expected dividend rate	0%	0%	0%	—
Expected volatility	40.0% - 41.1%	40.9% - 49.0%	40.0%	—
Risk-free interest rate	2.63% - 2.91%	1.96% - 2.14%	2.0%	—
Expected term (in years)	6.25	6.25	0.5	—

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

The Company did not grant any incentive units during the nine months ended September 30, 2018. As of September 30, 2018, the aggregate intrinsic value of 740,009 non-vested incentive units were $25.2 million, and the total unrecognized compensation related to non-vested incentive units granted was approximately $2.5 million and is expected to be recognized over a weighted-average remaining period of 0.3 years. During the third quarter of 2018, approximately 254,101 units vested. During the nine months ended September 30, 2018, approximately 1.5 million units vested. Stock based compensation expense relating to incentive units was approximately $2.2 million and $6.4 million for the three and nine months ended September 30, 2018, respectively and approximately $9,000 and $30,000 for the three and nine months ended September 30, 2017, respectively.

Restricted Stock Units

The Company granted 509,817 restricted stock units during the nine months ended September 30, 2018. As of September 30, 2018, 1,316,195 units of restricted stock are expected to vest over a weighted average remaining contractual period of 1.72 years with an aggregate intrinsic value of approximately $44.8 million. The total unrecognized compensation related to restricted stock units was $15.5 million as of September 30, 2018 and is expected to be recognized over a weighted average period of 3.18 years. Stock based compensation expense relating to restricted stock units was approximately $1.5 million and $4.0 million for the three and nine months ended September 30, 2018. The Company did not incur stock compensation expense relating to restricted stocks units in prior comparative periods.

Employee Stock Purchase Plan

As of September 30, 2018, no shares of common stock have been purchased or distributed.  In the three and nine months ended September 30, 2018, the Company recognized $0.5 million of stock-based compensation expense under the ESPP. Compensation expense associated with ESPP purchase rights are recognized on a straight-line basis over the vesting period.

At September 30, 2018 there was approximately $0.5 million of total unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of 0.3 years.

A summary of stock-based compensation expense by underlying equity instrument is as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Stock options	$723	$192	$3,210	$514
Incentive units	2,160	9	6,429	30
RSUs	1,457	—	3,956	—
ESPP	543	—	543	—
Total stock-based compensation expense	$4,883	$201	$14,138	$544

Stock-based compensation expense, which includes stock options, restricted stock units, incentive units and ESPP, was recognized as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Cost of revenue - subscription	$284	$15	$658	$33
Cost of revenue - services and other	394	22	1,116	60
Research and development	852	41	2,145	106
General and administrative	1,953	23	5,988	98
Sales and marketing	1,400	100	4,231	247
Total stock-based compensation expense	$4,883	$201	$14,138	$544

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

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for GILTI, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. As of September 30, 2018, the Company is not subject to the GILTI provisions due to Section 956 inclusions.

The provision for income taxes for 2018 and 2017 is generated from activity in certain foreign jurisdictions by our consolidated subsidiaries and certain state and local jurisdictions.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three and nine months ended September 30, 2018 and 2017 the Company did not record any material interest or penalties.

The effective tax rate for the three and nine months ended September 30, 2018 was 15.8% and 20.5% compared to 83.5% and 30.9% respectively for the same periods in the prior year. The change in effective tax rate was related to the Company’s overall pre-tax book income position under FIN18 and discrete items related to current period excess stock compensation deductions, return to provision adjustments and adjustments to the FIN48 reserve.

The Company files income tax returns in the U.S. federal, states, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2014 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2012. The Company is currently under income tax audit in a single foreign jurisdiction. The audit is in its initial stages, however; the Company has sufficient reserve under FIN48 to cover for potential liability that may arise during the audit.

9. Net Income (Loss) Per Share Attributable to Common Shareholders

Basic and diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards. In periods when the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The following table sets forth the calculation of basic and diluted net income (loss) per share during the periods presented:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands, except share data)
Numerator:
Net income (loss)	$3,302	$(6,387)	$(8,312)	$(12,974)
Deemed dividends to preferred stockholders	—	(5,405)	—	(17,995)
Earnings allocated to unvested incentive units	(28)	—	—	—
Net income (loss) attributable to common shareholders	$3,274	$(11,792)	$(8,312)	$(30,969)

Denominator
Weighted average shares outstanding
Basic	86,825,168	48,219,826	86,267,539	47,806,584
Diluted	90,355,212	48,219,826	86,267,539	47,806,584
Net income (loss) attributable to common shareholders per share
Basic	$0.04	$(0.24)	$(0.10)	$(0.65)
Diluted	$0.04	$(0.24)	$(0.10)	$(0.65)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common shareholders for the periods presented because their effect would have been anti-dilutive. For the period prior to our initial public offering, convertible preferred stock is not included in this computation as it was contingently convertible based upon a future event.

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Stock options to purchase common stock	32,976	2,312,826	3,263,722	2,210,410
RSUs issued and outstanding	3,733	—	1,224,116	—
Employee stock purchase plan	—	—	56,942	—
Non-vested incentive units	—	2,620,162	1,138,740	3,077,370
Total	36,709	4,932,988	5,683,520	5,287,780

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

Key Business Metrics

In addition to our GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Number of customers	1,090	829	1,090	829
Subscription revenue as a percentage of total revenue	43%	42%	45%	42%
Adjusted EBITDA (in thousands)	$11,771	$3,376	$19,559	$8,385

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

Our non-GAAP financial measure of adjusted EBITDA may not provide information that is directly comparable to that provided by other companies in our industry because they may calculate adjusted EBITDA differently. In addition, there are limitations in using non-GAAP financial measures, such as adjusted EBITDA, because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. In particular, interest expense, which is excluded from adjusted EBITDA, has been and will continue to be a significant recurring expense in our business for the foreseeable future. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the reconciliations of our adjusted EBITDA to net income (loss), the comparable GAAP financial measure, included below, and not to rely on any single financial measure to evaluate our business.

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

The following table reflects the reconciliation of adjusted EBITDA to net income (loss) calculated in accordance with GAAP:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Net income (loss)	$3,302	$(6,387)	$(8,312)	$(12,974)
Stock-based compensation (1)	4,932	201	14,253	544
Amortization of acquired intangibles	2,206	2,207	6,618	6,635
Depreciation	493	385	1,359	935
Purchase price accounting adjustment (2)	18	16	50	126
Acquisition and sponsor related costs	—	322	—	978
Interest expense (3)	202	3,726	4,180	9,079
Income tax expense	618	2,906	1,411	3,062
Adjusted EBITDA	$11,771	$3,376	$19,559	$8,385

(1)	Stock-based compensation includes employer related payroll taxes
(2)	Purchase accounting adjustment related to the fair value write down of deferred revenue from the Acquisition.
(3)	Interest expense includes amortization of debt issuance costs, loss on the modification and partial extinguishment of debt and prepayment penalty

Components of Results of Operations

See the section titled “Components of Results of Operations” in Part II, Item 7 of the Annual Report, for information regarding the components of our results of operations.

Results of Operations

The following table sets forth our statement of operations for the periods presented:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands, except share and per share data)
	(Unaudited)
Revenue
Licenses	$28,131	$16,975	$64,246	$42,552
Subscription	28,461	18,506	76,517	49,782
Services and other	9,827	8,081	29,930	25,954
Total revenue	66,419	43,562	170,693	118,288
Cost of revenue
Licenses	1,145	1,104	3,543	3,301
Subscription (1)	5,252	4,020	14,829	11,533
Services and other (1)	7,617	5,954	21,788	17,074
Total cost of revenue	14,014	11,078	40,160	31,908
Gross profit	52,405	32,484	130,533	86,380
Operating expenses
Research and development (1)	11,474	8,443	31,351	23,336
General and administrative (1)	8,763	4,414	24,163	10,888
Sales and marketing (1)	27,658	19,220	76,636	52,733
Total operating expenses	47,895	32,077	132,150	86,957
Income (loss) from operations	4,510	407	(1,617)	(577)
Other expense, net:
Interest expense, net	(202)	(3,726)	(4,180)	(9,079)
Other, net	(388)	(162)	(1,104)	(256)
Total other expense, net	(590)	(3,888)	(5,284)	(9,335)
Income (loss) before income taxes	3,920	(3,481)	(6,901)	(9,912)
Income tax expense	(618)	(2,906)	(1,411)	(3,062)
Net income (loss)	$3,302	$(6,387)	$(8,312)	$(12,974)
Net income (loss) available to common shareholders	$3,274	$(11,792)	$(8,312)	$(30,969)
Net income (loss) per share
Basic	$0.04	$(0.24)	$(0.10)	$(0.65)
Diluted	$0.04	$(0.24)	$(0.10)	$(0.65)
Weighted average shares outstanding
Basic	86,825,168	48,219,826	86,267,539	47,806,584
Diluted	90,355,212	48,219,826	86,267,539	47,806,584
(1)	Includes stock based compensation and related employer payroll tax expenses as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(In thousands)
Cost of revenue – subscription	$289	$15	$665	$33
Cost of revenue – services and other	395	22	1,124	60
Research and development	858	41	2,151	106
General and administrative	1,944	23	5,990	98
Sales and marketing	1,446	100	4,323	247
Total stock-based compensation expense	$4,932	$201	$14,253	$544

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue
Licenses	42%	39%	38%	36%
Subscription	43	42	45	42
Services and other	15	19	17	22
Total revenue	100	100	100	100
Cost of revenue
Licenses	2	3	2	3
Subscription	8	9	9	10
Services and other	11	14	13	14
Total cost of revenue	21	26	24	27
Gross profit	79	74	76	73
Operating expenses
Research and development	17	19	18	20
General and administrative	13	10	14	9
Sales and marketing	42	44	45	44
Total operating expenses	72	73	77	73
Income (loss) from operations	7	1	(1)	0
Other expense, net:
Interest expense, net	(0)	(9)	(2)	(8)
Other, net	(1)	(0)	(1)	(0)
Total other expense, net	(1)	(9)	(3)	(8)
Income (loss) before income taxes	6	(8)	(4)	(8)
Income tax expense	(1)	(7)	(1)	(3)
Net income (loss)	5%	(15)%	(5)%	(11)%

Revenue

	Three months ended				Nine months ended
	September 30, 2018	September 30, 2017	variance $	variance %	September 30, 2018	September 30, 2017	variance $	variance %
	(In thousands, except percentages)
Revenue:
Licenses	$28,131	$16,975	$11,156	66%	$64,246	$42,552	$21,694	51%
Subscription	28,461	18,506	9,955	54%	76,517	49,782	26,735	54%
Services and other	9,827	8,081	1,746	22%	29,930	25,954	3,976	15%
Total revenue	$66,419	$43,562	$22,857	52%	$170,693	$118,288	$52,405	44%

License Revenue. License revenue increased by $11.2 million, or 66%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This increase is primarily due to growth in new customer license revenue as well as an increase in follow on sales to our existing customers. During the three months ended September 30, 2018 and 2017 revenue from new customers was $16.7 million and $10.8 million, respectively, and license revenue from existing customers was $11.4 million and $6.1 million, respectively. Our revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased.

License revenue increased by $21.7 million, or 51%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. License revenue from new customers was greater than license revenue from existing customers for the nine months ended September 30, 2018. However, license revenue from existing customers, attributable to follow on sales and sale of additional licenses, represented 62% of total license revenue growth. During the nine months ended September 30, 2018 and 2017 revenue from new customers was $33.8 million and $25.6 million, respectively; and license revenue from existing customers was $30.4 million and $16.9 million, respectively.

Subscription Revenue. Subscription revenue increased by $10.0 million, or 54%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was primarily the result of growth in ongoing maintenance renewals and an increase in maintenance revenue derived from new licenses. Our customer base increased by 261, or 31%, from 829 customers at September 30, 2017 to 1,090 customers at September 30, 2018. During the three months ended September 30, 2018 and 2017, revenue from existing customers contributed to more than 80% of subscription revenue.

Subscription revenue increased by $26.7 million, or 54%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was primarily the result of increases in ongoing maintenance renewals and an increase in maintenance revenue derived from new licenses as we continue to maintain high annual retention of existing customers. Our customer base increased by 261, or 31%, from 829 customers at September 30, 2017 to 1,090 customers at September 30, 2018. During the nine months ended September 30, 2018 and 2017, revenue from existing customers contributed to more than 90% of subscription revenue.

Services and Other Revenue. Services and other revenue increased by $1.7 million, or 22%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase is primarily a result of an increase in the number of customers using consulting and training services.

Services and other revenue increased by $4.0 million, or 15%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase is primarily a result of an increase in use of our consulting and training services to support our larger customer base. We recognize the revenues associated with professional services on time and material basis or as we deliver the services, provide the training or when the service term has expired.

Geographic Regions. Our operations in the United States were responsible for the largest portion of our revenue in each of the three and nine months ended September 30, 2018 and 2017 because of our larger and more established sales force and partner network in the United States as compared to our other regions. Revenue from both Europe, the Middle East and Africa (“EMEA”) and the rest of the world also increased for three and nine months ended September 30, 2018 and 2017, primarily due to our investment in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide.

The following table sets forth summary of our consolidated total revenue by geography and the respective percentage of total revenue:

	Three months ended				Nine months ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	$	% of revenue	$	% of revenue	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$45,951	69%	$32,761	75%	$113,146	66%	$85,781	73%
EMEA (1)	11,376	17%	7,592	18%	36,328	22%	21,445	18%
Rest of the World (1)	9,092	14%	3,209	7%	21,219	12%	11,062	9%
Total revenue	$66,419	100%	$43,562	100%	$170,693	100%	$118,288	100%

(1)	No single country represented more than 10% of our consolidated revenue.

Cost of Revenue

	Three months ended				Nine months ended
	September 30, 2018	September 30, 2017	variance $	variance %	September 30, 2018	September 30, 2017	variance $	variance %
	(In thousands, except percentages)
Cost of revenue:
Licenses	$1,145	$1,104	$41	4%	$3,543	$3,301	$242	7%
Subscription	5,252	4,020	1,232	31%	14,829	11,533	3,296	29%
Services and other	7,617	5,954	1,663	28%	21,788	17,074	4,714	28%
Total cost of revenue	$14,014	$11,078	$2,936	27%	$40,160	$31,908	$8,252	26%

Cost of License Revenue. The cost of license revenue increased by 4% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. During each of the three months ended September 30, 2018 and 2017, cost of license revenue included $1.0 million in amortization of intangibles acquired in business combinations.

The cost of license revenue increased by 7% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. During each of the nine months ended September 30, 2018 and 2017, cost of license revenue included $3.0 million in amortization of intangibles acquired in business combinations.

Cost of Subscription Revenue. Cost of subscription revenue increased by $1.2 million, or 31%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Approximately $1.1 million was attributable to an increase in headcount and related allocated expenses to support growth of our subscription cloud-based offering and ongoing maintenance for our expanding licensed customer base. Approximately $0.2 million was attributable to increases in cloud-based hosting costs.

Cost of subscription revenue increased by $3.3 million, or 29%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Approximately $2.7 million was attributable to an increase in headcount and related allocated expenses to support growth of our subscription cloud-based offering and ongoing maintenance for our expanding licensed customer base. Approximately $0.7 million was attributable to increases in cloud-based hosting costs.

Cost of Services and Other Revenue. Cost of services and other revenue increased by $1.7 million, or 28%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Substantially all of the increase was the result of our increased services and training headcount, related allocated overhead and related stock-based compensation expense.

Cost of services and other revenue increased by $4.7 million, or 28%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Substantially all of the increase was the result of our increased services and training headcount, related allocated overhead and stock-based compensation expense.

Gross Profit and Gross Margin

	Three months ended				Nine months ended
	September 30, 2018	September 30, 2017	variance $	variance %	September 30, 2018	September 30, 2017	variance $	variance %
	(In thousands, except percentages)
Gross profit:
Licenses	$26,986	$15,871	$11,115	70%	$60,703	$39,251	$21,452	55%
Subscription	23,209	14,486	8,723	60%	61,688	38,249	23,439	61%
Services and other	2,210	2,127	83	4%	8,142	8,880	(738)	(8)%
Total gross profit	$52,405	$32,484	$19,921	61%	$130,533	$86,380	$44,153	51%
Gross Margin:
Licenses	96%	93%			94%	92%
Subscription	82%	78%			81%	77%
Services and other	22%	26%			27%	34%
Total gross margin	79%	75%			76%	73%

Licenses. License gross profit increased by $11.1 million, or 70%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was the result of increased license revenues with only minor increases in third party royalties.

License gross profit increased by $21.5 million, or 55%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was the result of increased license revenues with only minor increases in third party royalties.

Subscription. Subscription gross profit increased by $8.7 million, or 60%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase was the result of growth in subscription revenue, as described above, coupled with growth in costs of subscription revenue at a rate lower than our revenue growth as we continue to build economies of scale within our customer support organization and our utilization of cloud-based hosting services.

Subscription gross profit increased by $23.4 million, or 61%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase was the result of growth in subscription revenue, as described above, coupled with growth in costs of subscription revenue at a rate lower than our revenue growth as we continue to build economies of scale within our customer support organization and our utilization of cloud-based hosting services.

Services and Other

Services and other gross profit increased by $0.1 million, or 4% for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, respectively. This increase was the result of the volume and mix of services provided in the period.

Services and other gross profit decreased by $0.7 million or 8% for the nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively. This decrease was primarily attributable to the higher costs associated with expanding our infrastructure for our professional services and training organization to support an increasing number of customers for the nine months ended September 30, 2018

Operating Expenses

	Three months ended				Nine months ended
	September 30, 2018	September 30, 2017	variance $	variance %	September 30, 2018	September 30, 2017	variance $	variance %
Operating expenses:	(In thousands, except percentages)
Research and development	$11,474	$8,443	$3,031	36%	$31,351	$23,336	$8,015	34%
General and administrative	8,763	4,414	4,349	99%	24,163	10,888	13,275	122%
Sales and marketing	27,658	19,220	8,438	44%	76,636	52,733	23,903	45%
Total operating expenses	$47,895	$32,077	$15,818	49%	$132,150	$86,957	$45,193	52%

Research and Development Expenses. Research and development expenses increased by $3.0 million, or 36%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Approximately 78% of this increase was the result of an increase in headcount, and related allocated overhead and stock compensation expenses, to optimize and expand our product offerings as well as pursue innovation in identity governance. Recruiting expenses related to attracting talent increased $0.1 million and substantially all of the remaining increase in research and development expenses was the result of an increase in software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering.

Research and development expenses increased by $8.0 million, or 34%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Approximately 82% of this increase was the result of an increase in headcount, and related allocated overhead and stock compensation expenses, to optimize and expand our product offerings as well as pursue innovation in identity governance. Recruiting expenses related to attracting talent increased $0.2 million and substantially all of the remaining increase in research and development expenses was the result of an increase in software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering.

General and Administrative Expenses. General and administrative expenses increased by $4.3 million, or 99%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Approximately 76% of the increase was the result of an increase in corporate headcount, and related allocated overhead, to support our transition to a public company and the growth and scale of the business. During the third quarter of 2018, approximately $2.0 million of the increase was related to stock-based compensation expense. Additionally, general and administrative expenses increased by approximately $0.9 million as a result of an increase in professional service expenses comprised of legal, accounting and consulting fees.

General and administrative expenses increased by $13.3 million, or 122%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Approximately 77% of the increase was the result of an increase in corporate headcount, and related allocated overhead, to support our transition to a public company and the growth and scale of the business. During the first nine months of 2018, approximately $6.0 million of the increase was related to stock-based compensation expense. Additionally, general and administrative expenses increased by approximately $2.8 million as a result of an increase in professional service expenses comprised of legal, accounting and consulting fees.

Sales and Marketing Expenses. Sales and marketing expenses increased by $8.4 million, or 44%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Approximately $6.6 million, or 78%, of the increase was the result of our increased sales and marketing headcount, stock-based compensation expense and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. As our headcount increased, we also experienced related increases in both travel and professional service comprised of recruiting, consulting and training related expense of $0.7 million and $0.7 million, respectively, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

Sales and marketing expenses increased by $23.9 million, or 45%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Approximately $20.0 million, or 84%, of the increase was the result of our increased sales and marketing headcount, stock-based compensation expense and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. As our headcount increased, we also experienced related increases in travel and promotional expenses of $1.8 million and $0.9 million, respectively, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Interest Expense, Net

Interest expense, net of interest income, decreased by $3.5 million, or 95%, for the three months ended September 30, 2018, compared to September 30, 2017 and decreased by $4.9 million, or 54%, for the nine months ended September 30, 2018, compared to September 30, 2017. This decrease was primarily due to refinancing our debt to lower the stated interest rate from 8.0% to 6.8%, as well as decrease in the term loan principal balance and related lower amortization of debt issuance cost.

Provision for Income Taxes

Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We have a full valuation allowance for net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development for our operations in the United States. We expect to maintain this full valuation allowance until the Company is no longer in a cumulative three-year pre-tax book loss position.

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

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. We have incurred net losses in each fiscal year since our inception except during the fourth quarter of each year. We have recorded insignificant U.S. federal income tax expense. Our tax expense to date relates primarily to foreign income taxes, mainly from our Israeli activities, and to a lesser extent, state income taxes. The effective tax rate for the three and nine months ended September 30, 2018 is 15.8% and 20.5% compared to 83.5% and 30.9% respectively, for the same period in the prior year. The difference in effective tax rate for three and nine months ended September 30, 2018 compared to the prior period is primarily due to our overall pre-tax book income position under FIN18 and discrete items related to current period excess stock deductions, return to provision adjustments and adjustments to the FIN48 reserve.

For further discussion regarding tax matters, see Note 8 of the “Notes to Consolidated Financial Statements” included in Part I, Item 1 of the Annual Report.

Liquidity and Capital Resources

As of September 30, 2018, we had $83.3 million of cash and cash equivalents and $1.5 million of availability under our revolving credit facility. As of September 30, 2018, we had approximately $3.7 million of cash and cash equivalents held in our foreign subsidiaries. We do not consider the earnings of our foreign subsidiaries, with the exception of India, to be permanently reinvested in foreign jurisdictions and have consistently applied Section 956 of the Internal Revenue Code of 1986, as amended, to such earnings. As a result of applying Section 956 consistently to our intercompany cash flows, the majority of the earnings in our foreign subsidiaries represent income that was previously taxed in the United States. As a result, there would be no material income tax consequences to repatriating the cash currently held in our foreign subsidiaries. In India, we continue to invest and grow our research and development activities and have no plans to repatriate undistributed earning held in India back to the U.S. parent company, and therefore consider earnings in India to be permanently reinvested.

We believe that existing cash and cash equivalents, positive cash flows from operations and available borrowings under our revolving credit facility will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities and the introduction of new solutions and product enhancements. To the extent existing cash and cash equivalents and borrowings under our revolving credit facility are not sufficient to fund future activities, we may seek to raise additional funds through equity, equity-linked or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity financing may be dilutive to our existing stockholders. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. As of September 30, 2018, we have no present understandings, commitments or agreements to enter into any such acquisitions, nor do we have any material commitments for capital expenditures.

Since inception, we have financed operations primarily through license fees, maintenance fees, subscription fees, consulting and training fees, borrowings under our credit facility and the sale of equity securities including our initial public offering. Our principal uses of cash are funding operations and capital expenditures. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.

Our Credit Facility

Pursuant to a credit and guaranty agreement by and among SailPoint Technologies, Inc., as the borrower, and SailPoint Technologies Intermediate Holdings, LLC and SailPoint International, Inc., as guarantors, the lenders party thereto from time to time and Goldman Sachs Bank USA, as administrative agent and collateral agent, as amended, we have a senior secured credit facility (our “credit facility”) that consists of a term loan facility, a $7.5 million revolving credit facility, and a letter of credit sub-facility with an aggregate limit equal to the lesser of $7.5 million and the aggregate unused amount of the revolving commitments then in effect. On June 29, 2018, we voluntarily prepaid $60.0 million of borrowings outstanding under our term loan facility, reducing the balance outstanding under our term loan facility to $10.0 million. Each of the term loan facility and revolving credit facility has a maturity of five years and will mature on August 16, 2021. However, we currently anticipate that we will repay the remaining term loan facility within 12 months.

As of September 30, 2018, we had $1.5 million available under the revolving credit facility and $6.0 million in standby letters of credit outstanding, issued primarily in connection with our new corporate headquarters lease.

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine months ended
	September 30, 2018	September 30, 2017
	(In thousands)
Cash provided by operating activities	$30,358	$5,786
Cash used in investing activities	(4,005)	(1,929)
Cash used in financing activities	(59,044)	(2,263)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(32,691)	$1,594

Cash Flows from Operating Activities

During the nine months ended September 30, 2018, cash provided by operating activities was $30.4 million, which consisted of a net loss of $8.3 million, adjusted by non-cash charges of $24.1 million and a net change of $14.5 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $8.0 million, stock-based compensation expense of $14.1 million, and loss on the modification and partial extinguishment of debt of $1.5 million. The change in our net operating assets and liabilities was primarily as a result of an increase in deferred revenue of $17.5 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, a decrease in accounts receivable of $1.3 million due to the timing of receipts of payments from customers and an increase in accounts payable of $0.8 million, due to timing of cash disbursements; partially offset by a decrease in accrued expenses and other liabilities of $4.1 million due to timing of commissions and bonuses accruals, an increase in income taxes payable of $0.4 million as a result of fluctuations in our effective tax rate, and an increase in prepayments and other assets of $1.4 million.

During the nine months ended September 30, 2017, cash provided by operating activities was $5.8 million, which consisted of a net loss of $13.0 million, adjusted by non-cash charges of $8.7 million and a net change of $10.1 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $7.6 million, amortization of debt issuance costs of $0.5 million and stock-based compensation of $0.5 million. The change in our net operating assets and liabilities was primarily as a result of an increase in deferred revenue of $12.9 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, an increase in accounts payable of $1.3 million due to timing of cash disbursements and an increase in income taxes payable of $2.4 million, partially offset by an increase in prepayments and other assets of $2.7 million, an increase in accounts receivable of $3.4 million due to the timing of receipts of payments from customers and an decrease in accrued expenses of $0.5 million due primarily to bonus accruals.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018 cash used in investing activities was $4.0 million. Substantially all of the cash flows from investing activities in the nine-month periods consisted of purchases of property and equipment.

During the nine months ended September 30, 2017, cash used in investing activities was $1.9 million, consisting of $2.0 million in purchases of property and equipment, partially offset by $0.1 million in proceeds from sales of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, cash used in financing activities was $59.0 million consisting of $60.0 million in repayment of debt, and $0.3 million in prepayment penalties partially offset by $1.3 million of proceeds from exercise of stock options.

During the nine months ended September 30, 2017, cash used in financing activities was $2.3 million, consisting of $0.7 million for the repurchase of common and preferred stock, debt issuance cost of $1.4 million, proceeds from borrowings of $50.0 million utilized for dividend payments of $50.4 million, partially offset by $0.2 million of proceeds from the exercise of stock options of common stock.

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

We believe that the accounting policies associated with revenue recognition, share-based compensation and income taxes are most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates. There have been no material changes to these estimates or the policies related to them during the three and nine months ended September 30, 2018. For a full discussion of these estimates and policies, see the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

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

Item 1A. Risk Factors

Except with respect to the risk factors set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the Annual Report and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. The following risk factors have been updated in connection with the assessment of changes in existing financial accounting standards as well as the offering of our common stock by certain selling stockholders in August 2018.

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

For example, in May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), for which certain elements may impact our accounting for revenue and costs incurred to acquire contracts. We are required to implement this guidance for the year ending December 31, 2018. Application of Topic 606 may significantly impact the amount and timing of revenue recognition, such as recognizing revenue from existing contracts in periods other than when historically reported under existing GAAP or the revenue recognized under existing GAAP could be eliminated as part of the effect of adoption. Further, adoption of Topic 606 could result in changes to the periods when revenue is recognized in the future compared with management’s current expectations under existing GAAP. In addition, Topic 606 may significantly change the timing of when expense recognition will occur related to costs to obtain and fulfill customer contracts. While the adoption of Topic 606 does not change the cash flows received from our contracts with customers, we anticipate a material impact to our opening balance sheet as a result of the adoption of Topic 606 and the adoption could have a material adverse effect on our financial position or results of operations.

Thoma Bravo has the right to nominate one director for election to our board of directors.

Thoma Bravo, LLC (“Thoma Bravo”), as the ultimate general partner of Thoma Bravo Fund XI, L.P., Thoma Bravo Fund XI-A, L.P. and Thoma Bravo Executive Fund XI, L.P., and the general partner of Thoma Bravo XI GP, beneficially owned in the aggregate approximately 6.7% of our common stock as of September 11, 2018. For so long as Thoma Bravo beneficially owns at least 5% (but less than 10%) of our outstanding shares of common stock, Thoma Bravo will have the right to nominate one director to our board of directors. As a result of their ownership interests and director nomination rights, Thoma Bravo may have the ability to influence the outcome of matters that require approval of our stockholders or to otherwise influence the Company. The interests of Thoma Bravo might conflict with, or differ from, other stockholder interests, and may cause us to pursue transactions or take actions that could enhance their equity investments, even though such transactions or actions may involve risks to other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 16, 2017, the Registration Statement on Form S-1 (File No. 333-221036) (the “Registration Statement”) relating to our initial public offering was declared effective by the SEC. Pursuant to the Registration Statement, we registered an aggregate of 23,000,000 shares of our common stock, of which 15,800,000 shares were sold by us and 7,200,000 shares were sold by certain selling stockholders named therein at a price to the public of $12.00 per share. We received net proceeds of approximately $172.0 million, after deducting underwriting discounts and commissions and offering-related expenses. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated November 16, 2017 and filed with the SEC on November 17, 2017 pursuant to Rule 424(b) of the Securities Act.  As of March 30, 2018, we have used $90.0 million of the proceeds from our initial public offering to repay borrowings under our term loan facility and approximately $1.4 million of such proceeds to pay a related prepayment premium, both of which were made concurrently with the closing of our initial public offering in the fourth quarter of 2017. In addition, as of September 30, 2018, we prepaid $60.0 million of the borrowings outstanding under our remaining term loan to reduce the aggregate outstanding principal balance to $10.0 million and paid approximately $0.3 million of such proceeds to pay a related prepayment premium; all of the remaining net proceeds from our initial public offering are held in cash and have not been deployed.

Item 5. Other Information

Our board of directors has determined that it intends to hold the Company’s Annual Meeting of Stockholders (the “2019 Annual Meeting”) on May 2, 2019, at a time and location to be specified in the Company’s proxy statement for the 2019 Annual Meeting (the “Proxy Statement”). The record date for determining stockholders eligible for notice of, and to vote at, the 2019 Annual Meeting has not yet been set by the Board and will also be included in the Proxy Statement.

Because the date of the 2019 Annual Meeting has been changed by more than 30 days from the anniversary of the Company’s 2018 Annual Meeting of Stockholders, pursuant to Rule 14a-8 (“Rule 14a-8”) under the Exchange Act, stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2019 Annual Meeting pursuant to Rule 14a-8 must ensure that their proposal is received by the Secretary of the Company at 11305 Four Points Drive, Building 2, Suite 100, Austin, Texas 78726 by December 2, 2018, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8 and other applicable laws in order to be eligible for inclusion in the Company’s proxy materials for the 2019 Annual Meeting. The December 2, 2018 deadline will also apply in determining whether notice of a stockholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) under the Exchange Act.

In addition, in accordance with the requirements contained in the Company’s bylaws, stockholders who wish to bring business before the 2019 Annual Meeting outside of Rule 14a-8 or to nominate a person for election as a director must ensure that written notice of such proposal (including all of the information specified in the bylaws) is received by the Secretary of the Company at the address specified above no earlier than the close of business on January 2, 2019 and no later than the close of business on February 1, 2019. Any such proposal must meet the requirements set forth in the bylaws in order to be brought before the 2019 Annual Meeting.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38297)).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38297)).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SailPoint Technologies Holdings, Inc.,

Date: November 7, 2018	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director

Date: November 7, 2018	By:	/s/ Cam McMartin
Cam McMartin
Chief Financial Officer