Form 10-K
period 2018-12-31
Sailpoint Technologies Holdings, Inc.
filed 2019-03-18
CIK 1627857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-38297

SailPoint Technologies Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-1628077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11120 Four Points Drive, Suite 100, Austin, TX	78726
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 346-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ⌧    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ⌧

On June 30, 2018, the last business day of the Registrant's most recently completed second fiscal quarter, the aggregate market value of the Common Stock, par value $0.0001 per share, held by non-affiliates of the Registrant was approximately $29,837,816, based upon the closing price on the New York Stock Exchange on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2018, are incorporated by reference in Parts II and III of this Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

The registrant had 88,525,881 shares of common stock outstanding as of March 11, 2019.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

•	our ability to attract and retain customers, including larger organizations;
•	our ability to deepen our relationships with existing customers;
•	our expectations regarding our customer growth rate;
•	our business plan and beliefs and objectives for future operations;
•	trends associated with our industry and potential market;
•	benefits associated with use of our platform and services;
•	our ability to develop or acquire new solutions, improve our platform and solutions and increase the value of our platform and solutions;
•	our ability to compete successfully against current and future competitors;
•	our ability to further develop strategic relationships;
•	our ability to achieve positive returns on investments;
•	our ability to acquire complementary businesses, products or technology;
•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;
•	our ability to timely and effectively scale and adapt our existing technology;
•	our ability to increase our revenue, our revenue growth rate and gross margin;
•	our ability to generate sufficient revenue to achieve and sustain profitability;
•	our future financial performance, including trends in revenue, cost of revenue, operating expenses, other income and expenses, income taxes, billings and customers;
•	the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements;
•	our ability to raise capital and the loans of those financings;
•	our ability to attract, train and retain qualified employees and key personnel;
•	our ability to maintain and benefit from our corporate culture;
•	our ability to successfully identify, acquire and integrate companies and assets;
•	our ability to successfully enter new markets and manage our international expansion; and
•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property.

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

Overview

SailPoint Technologies Holdings, Inc. (“SailPoint” or “the Company”) is the leading provider of enterprise identity governance solutions. Our team of visionary industry veterans launched SailPoint to empower our customers to efficiently and securely govern the digital identities of employees, contractors, business partners and other users, and manage their constantly changing access rights to enterprise applications and data. Our open identity platform provides organizations with critical visibility into who currently has access to which resources, who should have access to those resources, and how that access is being used. We offer both software and cloud-based software as a service solution, which provide organizations with the intelligence required to empower users and govern their access to systems, applications and data across hybrid IT environments, spanning on-premises, cloud and mobile applications and file storage platforms. We help customers enable their businesses with more agile and innovative IT, enhance their security posture and better meet compliance and regulatory requirements. Our customers include many of the world’s largest and most complex organizations, including commercial enterprises, educational institutions and governments.

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

Our solutions address the complex needs of global enterprises and mid-market organizations. Our go-to-market strategy consists of both direct sales and indirect sales through resellers, such as Optiv, and system integrators. Our mature system integrator channel includes global consultants such as Accenture, Deloitte, KPMG and PricewaterhouseCoopers (“PwC”), all of whom have dedicated SailPoint practices, with some dating back more than 8 years, and we most recently added Ernst & Young (“EY”). As of December 31, 2018, 1,173 customers across a wide variety of industries were using our products to enable and secure digital identities across the globe.

Our Growth Strategy

Key investments we are making to drive growth include:

•

Driving new customer growth within existing geographic markets. Based on data from S&P Global Market Intelligence, we believe we have penetrated less than 2% of over 65,000 companies in the countries where we have customers today. As a result, there is a significant opportunity to expand our footprint through both new, greenfield installations and displacement of competitive legacy solutions. We plan to expand our customer base in these countries by continuing to grow our sales organization, expand and leverage our channel partnerships and enhance our marketing efforts.

•

Continuing to expand our global presence. We believe there is a significant opportunity to grow our business internationally. Enterprises around the world are facing similar operational, security and compliance challenges, driving the need for identity governance. We have personnel in 24 countries and customers in over 45 countries as of December 31, 2018 and we generated 31% of our revenue outside of the United States in 2018. We plan to leverage our existing strong relationships with global system integrators and channel partners to grow our presence in Europe, Asia Pacific and other international markets.

•

Further penetrating our existing customer base. Our customer base of 1,173, as of December 31, 2018, provides a significant opportunity to drive incremental sales. Our customers have the flexibility to start with a single use case or project and expand over time. As they realize the value of their investment, new use cases and deployments are identified, allowing us to sell more products to existing customers and to expand the number of identities and governed systems we cover within their organizations. This is especially true when it comes to expanding the footprint of identity governance to cover file storage platforms and new types of non-human identities which need to be managed as part of a comprehensive approach. We believe strong customer satisfaction is fundamental to our ability to expand our customer relationships.

•

Expanding market and product investment across new and existing vertical markets. We believe there is significant opportunity to further penetrate our target vertical markets by providing vertical-specific identity solutions and focusing our marketing efforts to address the use cases of those customers. With this approach, we believe we will be better able to address opportunities in key industries, such as financial services, healthcare, and federal, state and local government.

•

Leveraging and expanding our network of partners. Our partnerships with global system integrators, such as Accenture, Deloitte, KPMG, PwC, and we most recently added EY, resellers, such as Optiv, have helped us extend our reach and serve our customers more effectively. We see a significant opportunity to offer comprehensive solutions to customers by collaborating with adjacent technology vendors. For example, we collaborate with leading access management vendors by adding our identity governance capabilities to their access management services. We intend to continue to invest in our partnership network as their influence on our sales is vital to the success of our business.

•

Continuing to invest in our platform. Innovation is a core part of our culture. We believe we have established a reputation as a technology leader and innovator in identity governance. In 2018, we enhanced IdentityIQ to govern “bot” access as part of helping organizations take a comprehensive approach to identity governance. IdentityNow launched a new Dynamic Discovery Engine to power governance controls such as separation-of-duty policy administration and access certifications. Another important area of innovation in 2018 was a new adaptive connectivity architecture in SecurityIQ (now IdentityIQ File Access Manager). As the amount of data stored in files increases at an exponential rate, SailPoint re-architected the connectivity framework to handle the increased performance requirements in large enterprise storage environments. As we have done in the past, we intend to continue investing to extend our position as the leader in identity governance by developing or acquiring new products and technologies.

Product, Subscription, and Support Offerings

We deliver an integrated set of products to address identity governance challenges for medium and large enterprises. This set of products supports all aspects of identity governance including provisioning, access request, compliance controls, password management and identity analytics for data stored in applications and files.

Our products deliver governance across the hybrid enterprise, extending from the mainframe to the cloud. We provide over 100 out-of-the-box connectors to enterprise applications such as SAP and Workday, which automate the collection, analysis and provisioning of identity data. We also provide governance over infrastructure components such as operating systems, directories, and databases and over vertical solutions, such as Epic, in the healthcare provider market.

Our solutions are built on our open identity platform which enables connectivity to a variety of security and operational IT applications such as access management (e.g., Microsoft, Okta and VMware), IT service management solutions (e.g., BMC Remedy and ServiceNow), privileged access management (e.g., CyberArk, BeyondTrust), enterprise mobility management (EMM), and security information and event management (SIEM). Our open identity platform extends the reach of our identity governance processes across customer environments and collects additional information to improve the application of identity governance controls.

IdentityIQ

IdentityIQ is our on-premises identity governance solution. It provides large, complex enterprise customers a unified and highly configurable identity governance solution that consistently applies business and security policies as well as role and risk models across applications and data on-premises or hosted in the cloud. IdentityIQ enables organizations to:

•	Empower users to request and gain access to enterprise applications and data;
•	Automate provisioning across the user lifecycle, from on-boarding, to transfers and promotions to off-boarding by simplifying processes for creating, modifying and revoking access;
•	Enable business users to reset their passwords via self-service tools without the need for IT involvement;
•	Provide on-demand visibility to IT, business and risk managers into “who has access to what resources” to help make business decisions, improve security and meet audit requirements;
•	Improve security and eliminate common weak points associated with data breaches, including weak passwords, orphaned accounts, entitlement creep and separation-of-duties policy violations; and
•	Manage compliance using automated access certifications and policy management.

We package and price IdentityIQ into three components: Governance Platform, Core Modules, and Advanced Integration Modules. The Governance Platform provides the base features of the solution, including the identity warehouse, workflow engine, and governance models. The four Core Modules include:

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

•

Compliance Manager: This module enables the business to improve compliance and audit performance while lowering costs. It provides business user friendly access certifications and automated policy management controls (e.g., separation-of-duty violation reporting) that are designed to simplify and streamline audit processes across all applications and data. Built-in audit reporting and analytics give IT, business and audit teams visibility into, and management over, all compliance activities in the organization.

•

File Access Manager: This module, a rebranded and repackaged version of the SecurityIQ product line, secures access to the growing amount of data stored in file servers, collaboration portals, mailboxes and cloud storage systems. The change was made to align the positioning and packaging of solutions with how our customers are purchasing and deploying a comprehensive identity governance strategy. It helps organizations identify where sensitive data resides, who has access to it, and how they are using it and then puts effective controls in place to secure it. File Access Manager is designed to interoperate with the Compliance Manager and Lifecycle Manager modules to provide comprehensive visibility and governance over user access to all data. By augmenting identity data from structured systems with data from unstructured data targets, organizations can more quickly identify and mitigate risks, spot compliance issues and make the right decisions when granting or revoking access to sensitive data.

•

Password Manager: This module delivers a simple-to-use solution for managing user passwords to reduce operational costs and boost productivity. End users are empowered with a self-service interface for updating or resetting their password without having to contact the help desk. Configurable strong password policies enforce consistent security controls across on-premises and cloud applications. Password Manager has the capability to synchronize password changes across multiple applications, so they always remain consistent.

The Advanced Integration Modules provide connectivity to target application platforms such as SAP, mainframes, AWS and file storage systems.

IdentityNow

IdentityNow is our cloud-based, multi-tenant identity governance platform, which is delivered as a subscription service. IdentityNow provides customers with a set of fully-integrated services for compliance, provisioning and password management for applications and data hosted on-premises or in the cloud. IdentityNow meets the most stringent identity governance requirements and provides enterprise-grade services that meet scalability, performance, availability and security demands. IdentityNow provides the same benefits as IdentityIQ, but additionally enables organizations to:

•	Automate identity governance processes in one unified solution delivered from the cloud;
•	Accelerate deployment with built-in best practice policies, options and default settings; and
•	Eliminate the need to buy, deploy and maintain hardware and software to run an identity governance solution.

We package and price IdentityNow into a Cloud Platform and Governance Services with unique functionality as outlined below:

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

•

Separation-of-Duties: This module simplifies and speeds the process of investigating access, quickly uncovering any access-related conflicts of interest for review and mitigation. It also automates the creation of policies that ensure continuous compliance with internal and external audit requirements.

•

Password Management: This module offers business users an intuitive, self-service experience for managing and resetting passwords from any device and from anywhere. This service enforces consistent and secure password policies for all users across all systems from the cloud to the data center.

In addition, we offer the IdentityIQ File Access Manager Module, and its supporting Advanced Integration Modules for file storage systems as a stand-alone add-on solution with IdentityNow.

IdentityAI

IdentityAI is designed to complement our IdentityIQ and IdentityNow solutions to help organizations detect areas of high risk, including potential threats, before they turn into security breaches. IdentityAI consolidates identity data from IdentityIQ and IdentityNow, including account and entitlement assignments, with real-time activity in its big data platform. It then applies machine learning technologies to identify suspicious or anomalous behaviors. As a result, we believe customers will gain a much deeper understanding of the risk associated with user access, allowing them to focus their governance controls to reduce that risk. We are continuing development of IdentityAI to enable organizations to:

•	Scan massive amounts of identity data to identify risks without having to rely on a team of security experts;
•	Detect and alert on anomalous behaviors and potential threats using artificial intelligence technology;
•	Classify behavioral threats and focus controls on high-risk scenarios and conditions; and
•	Improve operational efficiency of the IT organization and business productivity by automating identity governance activities for routine and low-risk access.

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

•

Risk Assessment: IdentityAI leverages machine learning algorithms to create a dynamic risk model that automatically evolves as data changes. Real-time risk analysis is used to identify potential threats and tune identity controls to focus on high-risk users and events while deprioritizing low-risk activities.

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

Identity Cubes track all relevant information about an identity and its relationships to applications and data. They create the “identity context” which is key to an identity-aware infrastructure in which identity information is shared across the extended enterprise. With identity context, operational and security systems can make informed decisions about access and perform key remediation and change requests on our open identity platform via our standardized application program interfaces (“APIs”) and software development kits (“SDKs”).

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

Dynamic Discovery Engine

The Dynamic Discovery Engine provides instant visibility to all applications and users across an organization and its IT systems. It works by enabling users to use natural language search to quickly find access-related information or identify potential risks in their environments. Searches can be saved for future use or quickly turned into automated governance policies for use in provisioning, access request, certification, and password management processes. In addition, an API framework is provided to enable machine queries of filtered identity data from external systems.

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

Data Ownership Assessment and Election

Verifying the business end-user who is the logical owner of information is a key challenge in managing growing volumes of unstructured data in the enterprise. We have developed a patent-pending approach to determine the rightful owner of files, so they can be integrated into governance control processes, such as access certifications and access approvals. Our solution leverages profile data to determine logical owners of information based on identity attributes and usage data. Once a set of logical owners is identified, we use a crowd-sourcing approach to allow other users familiar with the data to vote on the rightful owner of the file or file storage location. This enables organizations to efficiently identify and designate specific owners for sensitive information stored in files and incorporate them into identity governance processes.

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

Open and Extensible Identity Platform

Our open identity platform is the result of over a decade of investment. Recognizing identity governance is at the center of critical enterprise business and IT processes, we developed a comprehensive set of services that go beyond simple APIs. In addition to our comprehensive API strategy, we deliver SDKs and plug-in frameworks which allow our partners and customers to create their own integrations and extensions to our core product capabilities. For example, we leverage our open identity platform to integrate with third-party user provisioning solutions, such as IBM Security Identity Manager and Oracle Identity Manager, and service desk solutions, such as BMC Remedy and ServiceNow, to implement account change requests. This enables SailPoint to govern access and provide identity context to downstream processes managed by these solutions. Another important open identity platform integration model is with privileged access management solutions (“PAM”). SailPoint provides a framework that enables organizations to use the same governance controls to oversee both privileged and standard account access.  We also collect activity and other information from third-party solutions to improve risk analytics and identity governance processes in our products, specifically in IdentityAI.

Our APIs and SDKs are compliant with System for Cross-domain Identity Management (“SCIM”) and both provide standards-based bi-directional runtime access to our identity context model. Many such integrations and extensions have already been built by partners and certified for commercialization on our open identity platform.

Seasonality

We generally experience seasonal fluctuations in demand for our products and services. Our quarterly sales are impacted by industry buying patterns. As a result, our sales have generally been highest in the fourth quarter of a calendar year and lowest in the first quarter.

Customers

As of December 31, 2018, we have 1,173 customers in over 45 countries. In the years ended December 31, 2018, 2017 and 2016, we generated 31%, 28% and 30%, respectively, of our revenue outside of the United States. No single customer represented more than 10% of our revenue for the years ended December 31, 2018, 2017 and 2016.

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

Our sales force is structured by geography, customer size, status (customer or prospect) and industry. By focusing some of our sales representatives on the specific needs of vertical industries, we have been able to drive significant results and establish ourselves as the identity governance leader for that industry. Our global sales organization is comprised of quota-carrying sales representatives supported by sales development representatives, sales engineers, partner managers, product and technical specialists and architects.

Partners constitute an essential part of our selling model. We have established a model designed to create zero conflict, and typically include our partners in all of our training and enablement efforts, including our annual sales kick-off events. As a result, our indirect sales model, executed through our global and regional system integrators, technology partners and value-added resellers, is a key factor in our overall success.

Marketing

Our marketing strategy is focused on building a strong brand through differentiated messaging and thought leadership, educating the market on the importance of identity, communicating our product advantages and generating pipeline for our sales force. Our data-driven approach to marketing is tightly aligned to our sales and channel strategy and provides agility to leverage market opportunities as they arise. Our awareness efforts focus on branding, digital and content marketing, public and analyst relations and social media, including blogs and bylines. Educational and pipeline maturation programs include global email campaigns and webinars, security events and customers round tables. Pipeline generation and maturation efforts focus on local events in our three major geographies: (i) Americas, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) Asia-Pacific (APAC). Audiences for such events are typically IT and security professionals, including CIOs and CISOs. We host geographic annual user conferences that bring together customers, prospects and our partners to learn about our platform as well as network and share best practices with each other. Our user conferences demonstrate our strong commitment to enabling our customers to succeed, while also serving as an opportunity to create pipeline for new sales to prospective customers and additional sales to existing customers.

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

Maintenance and Customer Support

Our customers receive one year of software maintenance as part of their initial purchase of our on-premises solutions and may renew their maintenance agreement following the initial period. Our cloud-based solutions include customer support. For our on-premises solutions, our maintenance provides customers with the right to receive major releases of their purchased solutions, maintenance releases and patches and access to our technical support services during the term of the agreement. We provide our cloud-based solutions customers with technical support services and all aspects of infrastructure support. We maintain a customer support organization, which includes experienced, trained engineers, that offers multiple service levels for our customers based on their needs. These customers receive contractual response times, telephonic support and access to online support portals. Our highest levels of support provide 24x7x365 support for critical issues. Our customer support organization has global capabilities, a deep expertise in our solutions and, through select support partners, is able to deliver support in multiple languages.

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

Partnerships and Strategic Relationships

As a core part of our strategy, we have cultivated strong relationships with partners to help us increase our reach and influence, while providing a broader distribution of our software platform. We have developed a large partner network consisting of technology partners, system integrators, a growing network of value-added resellers and our alliance partners (Accenture, Deloitte, KPMG, PwC and most recently EY). In 2018, over 80% of our new customer transactions involved our partners. We believe that our extensive partnership network enables us to provide the most complete identity governance solution to our customers.

Technology Partners

We have partnered with industry leaders across a spectrum of technologies that enable organizations to integrate their entire security, mobility, cloud, and applications infrastructure into our platform so that breaches can be better identified, mitigated and contained, and operations can be streamlined. We believe that solutions from companies such as AWS, CyberArk, Microsoft, Okta, SAP, ServiceNow, VMware and Workday that are plugged into our open identity platform through APIs provide our customers value-added capabilities to build an identity-aware enterprise.

Value-Added Resellers

Value-added resellers bring product expertise and implementation best practices to our customers globally. They provide vertical expertise and technical advice in addition to reselling or bundling our software. All of our reseller partners have been trained to demonstrate and promote our identity platform. Our reseller channel ranges from large companies, like Optiv to regional resellers in our markets and territories. Our reseller program is designed to scale growth, help generate new opportunities, optimize customer experience and increase profitability as well as sales efficiency.

System Integrators

We partner with many large and global system integrators. We have partnerships with global advisory firms such as Deloitte, KPMG, PwC, and most recently EY, with global system integrators such as Accenture and DXC, and with many regional system integrators in all three of our geographies. The focus of our system integrators program is to deliver pipeline growth and bookings, to help partners drive self-sufficiency and to foster transparency and collaboration through shared assets and resources. We have implemented joint business controls and metrics that provide a platform for discussion and partnership development and help us optimize our program and unified value proposition.

Identity+ Alliance

The SailPoint Identity+ Alliance is a technology partnering network that leverages familiar standards and methods—like SQL, SCIM and Representational State Transfer (“REST”)—that make it easy to share identity context and configure identity-specific policies across disparate systems. For example, when Privileged Account Management (PAM) systems are integrated with our solutions, enterprises can conduct regular audits of privileged users and automatically remediate any policy violations. Program offerings include access to SailPoint SDKs and APIs, developer support, and cloud-based certification services. After three years, the Identity+ Alliance comprises over fifty technology and implementation partners and has produced over thirty certified integrations.

Research and Development

Innovation is one of our core values, and it is at the heart of how we think and do business. We believe ongoing and timely development of new products and features is imperative to maintaining our competitive position. We continue to invest in both our cloud and on-premises solutions across our global innovation centers in Austin, Texas, Pune, India and Tel Aviv, Israel. Additionally, we have made significant investment in our connectors business, which is a key enabler to our open identity platform. As of December 31, 2018, our research and development team had 291 employees.

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

Competition

We operate in a highly competitive market characterized by constant change and innovation. Our competitors include large enterprise software vendors such as CA Technologies, IBM and Oracle and pure-play data access governance vendors. Several vendors have either introduced new products or incorporated features into existing products that compete with our solutions.

We believe the principal competitive factors in our market include:

•	Reliability and effectiveness in implementing identity governance policies;
•	Comprehensiveness of visibility provided by implemented identity governance policies;
•	Flexibility to deploy identity governance and administration as a software-based solution on-premises or in the cloud or as a SaaS solution;
•	Adherence to government and industry regulations and standards;

•	Comprehensiveness and interoperability of the solution with other IT and security applications;
•	Security, scalability and performance;
•	Ability to innovate and respond to customer needs rapidly;
•	Quality and responsiveness of support organizations;
•	Total cost of ownership;
•	Ease of use; and
•	Customer experience.

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

We have twenty issued patents and seven patent applications pending in the United States relating to certain aspects of our technology. The expiration dates of our issued patents range from 2024 to 2036. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any of our existing patents and any that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. In addition, we have international operations and intend to continue to expand these operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

Legal Proceedings

We are not currently a party to any material legal proceedings. We are not aware of any inquiries or investigations into our business.

Employees

As of December 31, 2018, we had a total of 1,003 employees, including 291 involved in research and development activities, 346 in our sales and marketing organization, and 243 in professional services and customer support. As of December 31, 2017, we had a total of 806 employees, including 244 involved in research and development activities, 264 in our sales and marketing organization, and 211 in professional services and customer support. As of December 31, 2018, and 2017, respectively, approximately 32% and 33% of our employees were located outside of the United States. We consider our employee relations to be good.

Corporate Information

SailPoint Technologies Holdings, Inc. was incorporated in the state of Delaware on August 8, 2014, in preparation for the purchase of SailPoint Technologies, Inc. The purchase occurred on September 8, 2014 and our certificate of incorporation was amended and restated as of such date. SailPoint Technologies, Inc. was formed July 14, 2004 as a Delaware corporation.

Our principal executive offices are located at 11120 Four Points Drive, Suite 100, Austin, Texas 78726, and our telephone number at that address is (512) 346-2000. Our website address is www.sailpoint.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K, and inclusions of our website address in this Annual Report on Form 10-K are inactive textual references only.

The SailPoint design logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of SailPoint Technologies, Inc., our wholly owned subsidiary. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Available Information

Our website is located at https://www.sailpoint.com, and our investor relations website is located at https://investors.sailpoint.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access all of our public filings through the SEC’s website at https://www.sec.gov.

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

ITEM 1A. RISK FACTORS

The nature of the business activities conducted by the Company subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Company’s business activities. Other risks are described in “Part I, Item 1. Business—Competition” and “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk.” These risks are not the only risks facing the Company. The Company’s business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks actually occurs, it could materially harm the Company’s business, financial condition or results of operations and impair the Company’s ability to implement business plans. In that case, the market price of the Company’s common stock could decline.

Risks Related to Our Business and Industry

Although we had positive net income of $3.7 million in 2018, we have a history of losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

Until the year ended December 31, 2018, we have incurred net losses in each year prior since our inception, including net losses of $7.6 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively. We expect our operating expenses to increase significantly as we continue to expand our sales and marketing efforts, continue to invest in research and development, and expand our operations in existing and new geographies and vertical markets. We also expect to continue to devote significant research and development resources to our on-premises solutions; if our customers and potential customers shift their IT infrastructures to the cloud faster than we anticipate, we may not realize our expected return from the costs we incur in developing our on-premises solutions. While our revenue has grown in recent years and we had positive net income in 2018, if our revenue declines or fails to grow at a rate faster than these increases in our operating expenses, we will not be able to maintain profitability in future periods. As a result, we may again generate losses. We cannot assure you that we will achieve profitability in the future or that we will be able to sustain profitability.

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We have experienced rapid growth in recent years. Our revenue grew from $132.4 million to $248.9 million from the year ended December 31, 2016 to the year ended December 31, 2018. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to:

•	our ability to attract new customers and retain and increase sales to existing customers;
•

our ability to, and the ability of our channel partners to, successfully deploy and implement our solutions, increase our existing customers’ use of our solutions and provide our customers with excellent customer support;

•	our ability to develop our existing solutions and introduce new solutions;
•	our ability to hire substantial numbers of new sales and marketing, research and development and general and administrative personnel, and expand our global operations; and
•	our ability to increase the number of our technology partners.

If we are unable to achieve any of these requirements, our revenue growth will be adversely affected.

Our future revenues and operating results will be harmed if we are unable to acquire new customers, if our customers do not renew their arrangements with us, or if we are unable to expand sales to our existing customers or develop new solutions that achieve market acceptance.

To continue to grow our business, it is important that we continue to acquire new customers to purchase and use our solutions. Our success in adding new customers depends on numerous factors, including our ability to (i) offer a compelling identity governance platform and solutions, (ii) execute an effective sales and marketing strategy, (iii) attract, effectively train and retain new sales, marketing, professional services and support personnel in the markets we pursue, (iv) develop or expand relationships with channel partners, including systems integrators, resellers and technology partners, (v) expand into new geographies and vertical markets, (vi) deploy our platform and solutions for new customers and (vii) provide quality customer support once deployed.

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

Our arrangements with our channel partners are generally non-exclusive, meaning they may offer customers the products of several different companies, including products that compete with our platform and solutions. If our channel partners do not effectively market and sell our solutions, choose to use greater efforts to market and sell our competitors’ products or services, or fail to meet the needs of our customers, our ability to grow our business and sell our solutions may be adversely affected. Our channel partners may cease marketing our products with limited or no notice and with little or no penalty. In addition, certain of our channel partners are subject to independence requirements that may prevent them from providing services to us or cooperating with us in our go-to-market efforts if they also provide services for entities where members of our board of directors or executive officers serve on such entities’ board of directors or similar governing body. If one or more of our channel partners determines that it is unable to both provide services to us or cooperate with us in our go-to-market efforts and also provide services to another entity, those channel partners may cease marketing our products or otherwise cease providing services to us or cooperating with us in our go-to-market efforts.

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

Our quarterly operating results may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the loss or deterioration of our channel partner and other relationships influencing our sales execution;
•	the mix of revenue and associated costs attributable to licenses, subscription and professional services, which may impact our gross margins and operating income;
•	the mix of revenue attributable to larger transactions as opposed to smaller transactions and the associated volatility and timing of our transactions;
•	the growth in the market for our products;
•	our ability to attract new customers and retain and increase sales to existing customers;
•	changes in customers’ budgets and in the timing of their purchasing decisions, including seasonal buying patterns for IT spending;
•	the timing and success of new product introductions by our competitors and by us;
•	changes in our pricing policies or those of our competitors;
•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform;
•	changes in the legislative or regulatory environment;
•	foreign exchange gains and losses related to expenses and sales denominated in currencies other than the U.S. dollar or the function currencies of our subsidiaries;
•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;
•	our ability to control costs, including our operating expenses;
•	the collectability of receivables from customers and channel partners, which may be hindered or delayed if these customers or channel partners experience financial distress;
•	economic conditions specifically affecting industries in which our customers participate;
•	natural disasters or other catastrophic events; and
•	litigation related costs, settlements or adverse litigation judgments.

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

The timing of our sales and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our platform before a sale. We and our channel partners are often required to spend significant time and resources to better educate and familiarize potential customers with the value proposition of our platform and solutions. Customers often view the purchase of our solutions as a strategic decision and significant investment and, as a result, frequently require considerable time to evaluate, test and qualify our platform and solutions prior to purchasing our solutions. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale. Additional factors that may influence the length and variability of our sales cycle include:

•	the discretionary nature of purchasing and budget cycles and decisions;
•	lengthy purchasing approval processes;
•	the evaluation of competing products during the purchasing process;
•	time, complexity and expense involved in replacing existing solutions;
•	announcements or planned introductions of new products features or functionality by our competitors or of new solutions or modules by us;
•	the practice of large enterprises often driving their purchasing cycles based on internal factors rather than marketing cycles; and
•	evolving functionality demands.

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

We recognize revenue from our subscription offerings, including IdentityNow, ratably over the terms of our agreements with customers, which generally occurs over a three-year period. As a result, a portion of the revenue that we report in each period will be derived from the recognition of deferred revenue relating to agreements entered into during previous periods. Consequently, a decline in new sales or renewals in any one period may not be immediately reflected in our revenue results for that period. This decline, however, will negatively affect our revenue in future periods. Accordingly, the effect of significant downturns in sales and market acceptance of our products and potential changes in our rate of renewals may not be fully reflected in our operating results until future periods. Our model also makes it difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new customers generally will be recognized over the term of the applicable agreement.

We expect to continue to invest in research and development, sales and marketing, and general and administrative functions and other areas to grow our subscription-related business. These subscription-related costs are generally expensed as incurred (with the exception of sales commissions), as compared to the corresponding revenue, substantially all of which is recognized ratably in future periods. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits and the return on these investments may develop more slowly, or may be lower, than we expect, which could adversely affect our operating results.

We face intense competition in our market, especially from larger, well established companies, and we may lack sufficient financial and other resources to maintain and improve our competitive position.

The market for identity and data governance solutions is intensely competitive and is characterized by constant change and innovation. We face competition from both traditional, larger software vendors offering enterprise-wide software frameworks and services and smaller companies offering point solutions for specific identity and data governance issues. We also compete with IT equipment vendors and systems management solution providers whose products and services address identity and data governance requirements. Our principal competitors vary depending on the product we offer and include CA Technologies, IBM, Oracle and several smaller vendors. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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

New start-up companies that innovate and competitors that are making significant investments in research and development may invent similar or superior products and technologies that compete with our products, and our business could be materially and adversely affected if such technologies or products are widely adopted. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses, and loss of market share. Any failure to meet and address these factors could adversely affect our business, financial condition and operating results.

We anticipate that our operations will continue to increase in complexity as we grow, which will add additional challenges to the management of our business in the future.

Our business has experienced significant growth and is becoming increasingly complex. We increased the number of our employees from 806 at December 31, 2017 to 1,003 at December 31, 2018. We have also experienced growth in the number of customers of our solutions from 695 at December 31, 2016 to 1,173 at December 31, 2018. At December 31, 2018, we had personnel in 24 countries, and we expect to expand into additional countries in the future. We expect this growth to continue and for our operations to become increasingly complex. To effectively manage this growth, we have made and plan to continue to make substantial investments to improve our operational, financial and management controls as well as our reporting systems and procedures. Our success will depend in part on our ability to manage this complexity effectively without undermining our corporate culture, which we believe has been central to our success. If we are unable to manage this complexity, our business, operations, operating results and financial condition may suffer.

As our customer base continues to grow, we likely will need to expand our professional services and other personnel, and maintain and enhance our existing partner network, to provide a high level of customer service. We also will need to effectively manage our direct and indirect sales processes as the number and type of our sales personnel and partner network continues to grow and become more complex and as we continue to expand into new geographies and vertical markets. This complexity is further driven by the various ways in which we sell our solutions, including on a per identity and per module basis through perpetual licenses and SaaS. If we do not effectively manage the increasing complexity of our business and operations, the quality of our solutions and customer service could suffer, and we may not be able to adequately address competitive challenges. These factors could impair our ability, and our channel partners’ ability, to attract new customers, retain existing customers, expand our customers’ use of existing solutions and adoption of more of our solutions and continue to provide high levels of customer service, all of which would adversely affect our reputation, overall business, operations, operating results and financial condition.

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

We may be unable to anticipate future market needs and opportunities or be unable to develop enhancements to our platform or existing solutions or new solutions to meet such needs or opportunities in a timely manner, if at all. Even if we are able to anticipate, develop and commercially introduce enhancements to our platform and existing solutions and new solutions, those enhancements and new solutions may not achieve widespread market acceptance. Our enhancements or new solutions could fail to attain sufficient market acceptance for many reasons, including:

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

In finalizing our financial statements for our initial public offering, we identified a material weakness in our internal control over financial reporting. We continue to have this material weakness related to controls surrounding accounting and reporting for certain complex, non-routine transactions. We are taking measures to remediate this material weakness, including establishing more robust accounting policies and procedures, reviewing the adoption of new accounting positions and financial statement disclosures, and selecting and engaging consultants to assist us in determining positions and evaluating new accounting policies.

Additionally, in connection with the preparation of our 2018 financial statements, management has identified a material weakness in our internal control over financial reporting related to controls surrounding the recording and processing of revenue transactions. We have developed and initiated a remediation plan designed to address the material weakness, including strengthening the design and level of precision of control activities related to revenue transactions, including enhancing our guidelines for how to document reviews of revenue transactions.

These remediation actions are subject to ongoing review by our management, as well as oversight by our Board of Directors. Although we plan to complete these remediation processes as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating these material weaknesses. We cannot assure you that these measures and any further measures that we implement will be sufficient to remediate our existing material weaknesses or to identify or prevent additional material weaknesses.

Our internal resources and personnel may in the future be insufficient to avoid accounting errors and there can be no assurance that we will not have additional material weaknesses in the future. Any failure to develop or maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the Securities and Exchange Commission (the “SEC”). Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

As a public company, we are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue, and as of December 31, 2018 has issued, a report that is adverse in connection with identified material weaknesses. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and operating results and could cause a decline in the price of our common stock.

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

On December 22, 2017, U.S. Federal tax reform was enacted with the signing of the Tax Cuts and Jobs Act, or the (“TCJA”). Notable provisions of the TCJA include significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal many business deductions and credits.

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

Real or perceived errors, failures, or disruptions, including those caused by cyber-attacks, in our platform and solutions could adversely affect our customers’ satisfaction with our solutions and/or our industry reputation and business could be harmed.

Our platform and solutions are very complex and have contained and may contain undetected defects, vulnerabilities or errors, especially when solutions are first introduced or enhanced. Our platform and solutions are often used in connection with large-scale computing environments with different operating systems, system management software, equipment and networking configurations, which may cause errors or failures of products, or other aspects of the computing environment into which our products are deployed. If our platform and solutions are not implemented or used correctly or as intended, inadequate performance and disruption in service may result. In addition, deployment of our platform and solutions into complicated, large-scale computing environments may expose errors, failures or vulnerabilities in our products. Any such errors, failures, or vulnerabilities may not be found until after they are deployed to our customers. We have experienced from time to time errors, failures and bugs in our platform that have resulted in customer downtime. While we were able to remediate these situations, we cannot assure you that we will be able to mitigate future errors, failures, vulnerabilities or bugs in a quick or cost-effective manner.

We have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security incidents, natural disasters or fraud. If our products or solutions or corporate security is compromised, our website, professional services, customer support or SaaS solutions are unavailable, our business could be negatively affected. Moreover, if our security measures, products or services are subject to cyber-attacks that degrade or deny the ability of users to access our website or other products or services, our products or services may be perceived as insecure, and we may incur significant legal and financial exposure. In particular, our cloud-based products may be especially vulnerable to interruptions, performance problems or cyber-attacks. We continue to invest in the personnel, infrastructure and third-party best practice software solutions and services necessary to mitigate these risks. However, if we are unable to attract and retain personnel with the necessary cybersecurity expertise, or fail to implement sufficient safeguarding measures, we may not be able to prevent, detect, and mitigate potentially disruptive events which could occur in the future. In some instances, we may not be able to identify the cause or causes of these events within an acceptable period of time. Our cloud-based products are hosted at third-party data centers that are not under our direct control. If these data centers were to be damaged or suffer disruption, our ability to provide products and services to our customers could be impaired and our reputation could be harmed and we may face legal action over the disruption or exposure and/or loss of data, as well as incur additional compliance and information security costs in order to mitigate future disruptions.

If we or our partners or one or more customers were to suffer a highly publicized breach, even if our platform and solutions perform effectively, such a breach could cause our customers or potential customers to lose trust in our identity governance platform in general, which could cause us to suffer reputational harm, lose existing commercial relationships and customers or deter them from purchasing additional solutions and prevent new customers from purchasing our solutions.

Since our customers use our platform and solutions for important aspects of their security environment and operational business, any real or perceived errors, failures or vulnerabilities in our products, or disruptions in service or other performance problems, could hurt our reputation and may damage our customers’ businesses. Furthermore, defects, errors, vulnerabilities or failures in our platform or solutions may require us to implement design changes or software updates. Any defects, vulnerabilities or errors in our platform or solutions, or the perception of such defects, vulnerabilities or errors, could result in:

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

Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in our standard terms and conditions of sale, they may not fully or effectively protect us from claims by customers, commercial relationships or other third parties. Any insurance coverage we may have may not adequately cover all claims asserted against us or cover only a portion of such claims. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and the diverting of management’s time and other resources.

Breaches in our security, cyber-attacks or other cyber-risks could expose us to significant liabilities and cause our business and reputation to suffer.

Our operations involve transmission and processing of our customers' and their employees’ confidential, proprietary and sensitive information including, in some cases, personally identifiable information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our information technology and infrastructure may be vulnerable to security risks, including but not limited to, unauthorized access to use or disclosure of customer data, theft of proprietary information, employee error or misconduct, denial of service attacks, loss or corruption of customer data, and computer hacking attacks or other cyber-attacks subsequently originated from our infrastructure. Such events could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to reasonably implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, our brand and reputation could be impacted, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2017 to December 31, 2018, we have increased the size of our workforce by 241 employees domestically and 105 employees internationally, and we expect to continue to hire aggressively as we expand. In addition, we plan to continue to expand our international operations, which may affect our culture as we seek to find, hire and integrate additional international employees while maintaining our corporate culture. If we do not continue to maintain our corporate culture as we grow, we may be unable to continue to foster the innovation, integrity, and collaboration we believe we need to support our growth. Our substantial anticipated headcount growth, international expansion and our transition from a private company to a public company may result in a change to our corporate culture, which could adversely affect our business.

Because our long-term success depends, in part, on our ability to expand the sales and marketing of our platform and solutions to customers located outside of the United States, and we perform a significant portion of our development outside of the United States, our business will be susceptible to risks associated with international operations.

At December 31, 2018, we had sales and marketing and product development personnel outside the United States in Australia, Canada, Denmark, France, Germany, Hong Kong, India, Israel, Italy, the Netherlands, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey, the United Arab Emirates and the United Kingdom, and we intend to expand our international sales and marketing operations.

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

In addition, general worldwide economic conditions could experience significant downturns and instability, including as a result of changes in global trade policies, such as how the United Kingdom's vote to exit the EU, commonly referred to as "Brexit," develops in the United Kingdom, trade disputes and increased tariffs between the United States and China, or other political or economic developments. For example, Brexit has created substantial economic and political uncertainty, the impact of which depends on the terms of the United Kingdom’s withdrawal from the EU. This uncertainty may cause some of our customers or potential customers to curtail spending and may ultimately result in new regulatory and cost challenges to our United Kingdom and global operations. These conditions make it extremely difficult for our customers and us to forecast and plan future business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our products, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times and/or during times of rising interest rates, our customers may tighten their budgets and face issues in gaining timely access to sufficient and/or affordable credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.

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

Growth forecasts included in this Form 10-K relating to our market opportunity and the expected growth in that market are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if this market meets our size estimate and experiences the forecasted growth, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Form 10-K should not be taken as indicative of our future growth.

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

Depending on the products purchased, our customer agreements contain service level agreements, under which we guarantee specified availability of our platform and solutions. If we are unable to meet the stated service level commitments to our customers or suffer extended periods of unavailability of our SaaS platform or solutions, we may be contractually obligated to provide affected customers with service credits or customers could elect to terminate and receive refunds for prepaid amounts. In addition, if the quality of our professional services does not meet contractual requirements, we may be required to re-perform the services at our expense or refund amounts paid for the services. Any failure to meet these contractual commitments could adversely affect our revenue, operating results and financial condition and any failure to meet service level commitments or extended service outages of our SaaS solutions could adversely affect our business and reputation as customers may elect not to renew and we could lose future sales.

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

In jurisdictions outside of the United States, we may face data protection and privacy requirements that are more stringent than those in place in the United States. In the EU, for example, Directive 95/46/EC (the “Directive”) has required EU member states to implement data protection laws to meet the strict privacy requirements of the Directive. Among other requirements, the Directive regulates transfers of personal data that is subject to the Directive (“Personal Data”) to third countries, such as the United States, that have not been found to provide adequate protection to such Personal Data. The safe harbor framework previously relied on to ensure compliance with the Directive is no longer deemed to be a valid method of compliance with requirements set forth in the Directive, and so we face uncertainty as to whether our efforts to comply with our obligations under European privacy laws are sufficient. We and our customers are at risk of enforcement actions taken by certain EU data protection authorities until such point in time that we may be able to ensure that all transfers of Personal Data to us in the United States from the EU are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. The Directive was replaced with the European General Data Protection Regulation (“GDPR”), which entered into force on May 25, 2018, and which imposes additional obligations, costs and risk upon our business. The GDPR may increase substantially the penalties to which we could be subject in the event of any non-compliance. In addition, we may incur substantial expense in complying with the new obligations imposed by the GDPR and we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

Our credit agreement contains restrictions that impact our business and could expose us to risks that could adversely affect our liquidity and financial condition.

Our credit agreement contains various covenants that, among other things, limit our and certain of our subsidiaries’ abilities to:

•	incur additional indebtedness or guarantee indebtedness of others;
•	create additional liens on our assets;
•	merge, consolidate or dissolve;
•	make loans or investments, including acquisitions;
•	sell assets;
•	engage in sale and leaseback transactions;
•	pay dividends and make other distributions on our capital stock, and redeem and repurchase our capital stock; or
•	enter into transactions with affiliates.

Our credit agreement also contains numerous affirmative covenants and a financial covenant. Any additional debt that we incur in the future could subject us to similar or additional covenants.

Our credit agreement provides for an initial $150 million in commitments for revolving credit loans, with a $15 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances. As of March 11, 2019, we had no outstanding revolving credit loans. Our credit agreement also provides for the ability to incur uncommitted term loan facilities if we meet certain requirements. We have historically relied on the availability of some amount of debt financing. If we experience a decline in cash flow due to any of the factors described in this “Risk Factors” section or otherwise, we could have difficulty paying interest and principal amounts due on our indebtedness and meeting the financial covenant set forth in our credit agreement. If we are unable to generate sufficient cash flow or otherwise to obtain the funds necessary to make required payments under our credit agreement, or if we fail to comply with the various requirements of our indebtedness, we could default under our credit agreement. Any such default that is not cured or waived could result in an acceleration of indebtedness then outstanding under our credit agreement, an increase in the applicable interest rates under our credit agreement, and require our subsidiaries that have guaranteed our borrowings under our credit agreement to pay the obligations in full, and would permit the lenders to exercise remedies with respect to all of the collateral that is securing our borrowings under the credit agreement, including substantially all of our and our subsidiary guarantors’ assets. Thus, any such default could have a material adverse effect on our liquidity and financial condition.

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

Some aspects of our platform and solutions are built using open source software, and we intend to continue to use open source software in the future. From time to time, we contribute software source code to open source projects under open source licenses or release internal software projects under open source software licenses and anticipate doing so in the future. The terms of certain open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to monetize our products. Additionally, we may from time to time face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we developed using such software, which could include our proprietary source code, or otherwise seeking to enforce the terms of the applicable open source software license. These claims could result in litigation and could require us to make our software source code freely available, purchase a costly license or cease offering the implicated services unless and until we can re-engineer them to avoid infringement or violation. This re-engineering process could require significant additional research and development resources, and we may not be able to complete it successfully. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on the origin of software and, thus, may contain security vulnerabilities or broken code. Additionally, because any software source code we contribute to open source projects is publicly available, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage, and if not addressed, could have a negative effect on our business, operating results and financial condition.

We may be required to defer or adjust recognition of some of our license revenue, which may harm our operating results in any given period.

We may be required to defer or adjust recognition of license revenue for a significant period of time after entering into an agreement due to a variety of factors, including, among other things, whether:

•	the transaction involves products or features that are under development;
•	the transaction involves extended payment terms; or
•	the transaction involves acceptance criteria.

Although we strive to enter into agreements that meet the criteria under GAAP for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition well after the time of delivery, which may adversely affect our financial results in any given period.

Furthermore, the presentation of our financial results requires us to make estimates and assumptions that may affect revenue recognition, including determination of stand-alone selling price. In some instances, we could reasonably use different estimates and assumptions, and changes in estimates are likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates.

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

Our business may be subject to additional obligations to collect and remit sales tax, value-added and other taxes, and we may be subject to tax liability for past sales. Any successful action by state, foreign or other authorities to collect additional or past sales tax could adversely affect our business.

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

We believe we generate a portion of our revenues from our products and services because our customers use our products and services as part of their efforts to achieve and maintain compliance with certain government regulations and industry standards, and we expect that will continue for the foreseeable future. Examples of industry standards and government regulations include the Payment Card Industry Data Security Standard (“PCI-DSS”); the Federal Information Security Management Act (“FISMA”) and associated National Institute for Standards and Testing (“NIST”) Network Security Standards; the Sarbanes-Oxley Act; Title 21 of the U.S. Code of Federal Regulations, which governs food and drugs industries; the North American Electric Reliability Corporation Critical Infrastructure Protection Plan (“NERC-CIP”); the GDPR; the German Federal Financial Supervisory Authority (“BaFin”) Minimum Requirements for Risk Management; and the Monetary Authority of Singapore’s Technology Risk Management Notices. These industry standards may change with little or no notice, including changes that could make them more or less onerous for businesses. In addition, governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could affect whether our customers believe our solution assists them in maintaining compliance with such laws or regulations. If our solutions fail to expedite our customers’ compliance initiatives, our customers may lose confidence in our products and could switch to products offered by our competitors. In addition, if government regulations and industry standards related to IT security are changed in a manner that makes them less onerous, our customers may view compliance as less critical to their businesses, and our customers may be less willing to purchase our products and services. In either case, our sales and financial results would suffer.

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

Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. We are also subject to Israeli export controls on encryption technology for SecurityIQ (now IndentityIQ File Access Manager). If the applicable U.S. or Israeli requirements regarding export of encryption technology were to change or if we change the encryption means in our products, we may need to satisfy additional requirements in the United States or Israel. There can be no assurance that we will be able to satisfy any additional requirements under these circumstances in either the United States or Israel.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), a corporation that undergoes an “ownership change” is subject to an annual limitation on its ability to utilize its pre-change net operating losses (“NOLs”), tax credits or other tax attributes, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We recently performed a Section 382 study to determine if any of our existing NOLs, tax credits or other tax attributes would be subject to such limitation. Although we have determined, based on that study, that we underwent an “ownership change” during 2018, we believe the annual limitation will not result in the expiration of any NOLs, tax credits or other tax attributes prior to utilization. However, future changes in our stock ownership, many of which are outside of our control, could result in another “ownership change” and subsequently could substantially impair our ability to utilize any NOLs, tax credits or other tax attributes.

We function as a HIPAA “business associate” for certain of our customers and, as such, are subject to strict privacy and data security requirements. If we fail to comply with any of these requirements, we could be subject to significant liability, all of which can adversely affect our business as well as our ability to attract and retain new customers.

The Health Insurance Portability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations (“HIPAA”), imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” We function as a business associate for certain of our customers that are HIPAA covered entities and service providers and, in that context, we are regulated as a business associate for the purposes of HIPAA. If we are unable to comply with our obligations as a HIPAA business associate, we could face substantial civil and even criminal liability. Modifying the already stringent penalty structure that was present under HIPAA prior to HITECH, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in certain circumstances, many of which differ from HIPAA and each other in significant ways and may not have the same effect.

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

Additionally, as a public company, we must comply with Section 404 of the Sarbanes-Oxley Act, including having our independent registered public accounting firm attest to the effectiveness of our internal controls. Our independent registered public accounting firm may issue a report attesting to the effectiveness of our internal controls that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed.  Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Furthermore, being a public company subject to these rules and regulations has made it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers as compared to when we were a private company.

The trading price of our common stock could be volatile, which could cause the value of your investment to decline.

Our initial public offering occurred in November 2017.  Therefore, there has only been a public market for our common stock for a short period of time.  Although our common stock is listed on the NYSE, an active trading market for our common stock may not develop or, if developed, be sustained.  Technology stocks have historically experienced high levels of volatility. Since shares of our common stock were sold in our initial public offering in November 2017 at a price of $12.00 per share, our stock price has fluctuated significantly. The trading price of our common stock may fluctuate substantially in response to numerous factors, many of which are beyond our control, including the factors listed below and other factors described in this “Risk Factors” section:

•	announcements of new products or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	changes in how customers perceive the benefits of our platform;
•	shifts in the mix of revenue attributable to perpetual licenses and to SaaS subscriptions from quarter to quarter;
•	departures of key personnel;
•	price and volume fluctuations in the overall stock market from time to time;
•	fluctuations in the trading volume of our shares or the size of our public float;

•	sales of large blocks of our common stock;
•	actual or anticipated changes or fluctuations in our operating results;
•	whether our operating results meet the expectations of securities analysts or investors;
•	changes in actual or future expectations of investors or securities analysts;
•	litigation involving us, our industry or both;
•	regulatory developments in the United States, foreign countries or both;
•	general economic conditions and trends;
•	major catastrophic events in our domestic and foreign markets;
•	cyber-attacks or incidents; and
•	“flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed.

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

Our charter and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•	removal of directors only for cause;
•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	allowing only our board of directors to fill vacancies on, which prevents stockholders from being able to fill vacancies on our board of directors;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
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

•	a prohibition of cumulative voting in the election of our board of directors, which would otherwise allow less than a majority of stockholders to elect director candidates

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have a lease for a new 164,818 square-feet corporate headquarters in Austin, Texas that has recently completed construction. The lease’s term commences in February 2019, and it expires approximately 10 years from such commencement date. Our current corporate headquarters occupy 44,633 square feet in Austin, Texas under a lease that expires 20 business days after the commencement date for the lease for our new corporate headquarters. In addition to our headquarters, we have additional office space in Austin, Texas, and office space in Pune, India and Tel Aviv, Israel. Consistent with our growth, we are currently consolidating our Austin offices in 2019.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed and traded on the NYSE under the symbol “SAIL.” On March 11, 2019, the closing sale price of our common stock on the NYSE was $28.46 per share.

Holders of Record

On March 11, 2019, there were 28 holders of record of our common stock including the Cede & Co, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all our earnings to finance the growth and development of our business. Any further determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant. In addition, our credit agreement places restrictions on our ability to pay cash dividends.

Stock Performance Graph

The following is not “soliciting material,” shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”), except to the extent we specifically incorporate it by reference into such filing.

The graph assumes that $100 was invested on initial trading of the Company’s common stock commenced on November 17, 2017, in the NYSE Composite Index and the S&P 600 Information Technology Index, and that all dividends were reinvested. The stock price performance on the following graph is required by the SEC and is not necessarily intended to forecast or be indicative of future stock price performance.

The closing price of our common stock on December 31, 2018 was $23.49 per share.

Company/Index	11/17/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018
SAIL	$100.00	$111.54	$159.15	$188.77	$261.69	$180.69
NYSE Composite	$100.00	$104.23	$101.92	$103.08	$108.50	$94.91
S&P 600 IT Index	$100.00	$94.45	$94.25	$98.62	$102.32	$84.40

Recent Sale of Unregistered Securities

Year Ended December 31, 2018	(a) Total Number of Shares	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 through March 31, 2018	6,495	$0.05	NA	NA
April 1 through April 30, 2018	9,570	$0.05	NA	NA
September 1 through September 30, 2018	63	$0.05	NA	NA
Total	16,128	$0.05	NA	NA

The shares purchased for the year ended December 31, 2018, as noted above, were non-vested incentive units that were forfeited upon by the employees who departed the Company. The shares were part of the Incentive Unit Plan as described further in Note 10 of the accompanying Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Our initial public offering closed in November 2017. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated November 16, 2017 and filed with the SEC on November 17, 2017 pursuant to Rule 424(b) of the Securities Act.  As of December 31, 2018, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our term loan facility and approximately $1.8 million of such proceeds to pay a related prepayment premium. As of December 31, 2018, the remaining net proceeds are held in cash and have not been deployed.

Item 6. Selected Financial Data

The following selected historical financial data has been derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification or ASC 606). “ASC 606”, the “revised standard” supersedes the revenue recognition requirements in Revenue Recognition (“ASC 605”) or “prior standard” and requires the recognition of revenue as promised goods or services are transferred to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires deferred recognition of the incremental costs of obtaining a contract with a customer over the life of the customer.

Our results of operations presented in the following tables include financial results for reporting periods during 2018, which are disclosed in compliance with the revised standard (ASC 606). We have elected the modified retrospective transition method; therefore, our historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with the amounts previously reported under the prior standard (ASC 605). See Note 3 of the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our adoption of the revised standard (ASC 606).

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2018	2018	2017	2016	2015
	with adoption (ASC 606)	without adoption (ASC 605)	as previously reported (ASC 605)
	(In thousands, except share and per share data)
Total revenue	$248,920	$248,475	$186,056	$132,412	$95,356
Gross profit	$194,250	$193,805	$141,466	$95,374	$66,097
Income (loss) from operations	$10,913	$5,611	$9,943	$2,729	$(8,173)
Net income (loss)	$3,670	$(2,333)	$(7,592)	$(3,173)	$(10,807)
Net income (loss) per share
Basic:	$0.04	$(0.03)	$(0.55)	$(0.58)	$(0.74)
Diluted:	$0.04	$(0.03)	$(0.55)	$(0.58)	$(0.74)
Weighted average shares outstanding
Basic:	86,495,301	86,495,301	52,339,804	45,933,218	43,929,159
Diluted:	90,002,752	86,495,301	52,339,804	45,933,218	43,929,159

Consolidated Balance Sheets Data:

	As of December 31,
	2018	2018	2017	2016	2015
	with adoption (ASC 606)	without adoption (ASC 605)	(as previously reported ASC 605)
	(In thousands)
Cash and cash equivalents	$70,964	$70,964	$116,049	$18,214	$14,896
Working capital, excluding deferred revenue (1)	$172,045	$161,847	$172,492	$60,047	$27,982
Total assets	$534,434	$512,500	$506,433	$387,410	$371,504
Deferred revenue, current and non-current portion	$114,301	$124,187	$83,125	$55,104	$34,888
Long-term debt	$—	$—	$68,329	$107,344	$99,770
Total liabilities	$156,741	$162,570	$178,036	$177,307	$160,465
Redeemable convertible preferred stock	$—	$—	$—	$223,987	$222,898
Total stockholders' equity (deficit)	$377,693	$349,930	$328,397	$(13,884)	$(11,859)

(1)	We define working capital as current assets less current liabilities, excluding deferred revenue.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected Financial Data” and the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth in the section titled “Risk Factors” and in other parts of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period.

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
•

in 2015, we extended identity governance by adding our identity governance for data stored in files solution, SecurityIQ (now referred as the data access manager module within IdentityIQ), which manages user access to unstructured data, a rapidly growing area of risk; and

•

in 2017, we further extended identity governance with the introduction of our advanced identity analytics solution, IdentityAI, which is designed to use machine learning technologies to enable rapid detection of security threats before they turn into security breaches.

Our solutions address the complex needs of global enterprises and mid-market organizations. As of December 31, 2018, 1,173 customers across a wide variety of industries were using our products to enable and secure digital identities across the globe. No single customer represented more than 10% of our revenue for the years ended December 31, 2018, 2017 and 2016.

For the years ended December 31, 2018, 2017 and 2016, our revenue was $248.9 million, $186.1 million and $132.4 million, respectively. Purchase accounting adjustments related to the Acquisition (defined herein) reduced our revenue by $1.4 million for the year ended December 31, 2016. The impact of the Acquisition to revenue was not material for the years ended December 31, 2018 and 2017. For the year ended December 31, 2018, our net income was $3.7 million as compared to our net loss of $7.6 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, our net cash provided by operations was $37.5 million, $21.9 million and $6.5 million, respectively.

Our success is principally dependent on our ability to deliver compelling solutions to attract new customers and retain existing customers. Delivering these solutions is challenging because our customers have large, complex IT environments, often rely on both legacy and innovative technologies, and deploy different business models, including on-premises and cloud solutions. Rising security threats and evolving regulations and compliance standards for cyber security, data protection, privacy and internal IT controls create new opportunities for our industry and require us to adapt our solutions to be successful. Our ability to continue to maintain our historical growth rates is also challenging because our growth strategy depends in part on our ability to expand our global presence and invest in new vertical markets, while competing against much larger companies with more recognizable brands and financial resources. Although we seek to grow rapidly, we also focus on delivering positive net cash from operations while continuing to invest in our platform and to deliver innovative solutions to our customers. Additionally, our gross margins vary depending on the type of solution we sell, and a shift in the mix of our solutions could affect our performance relative to historical results.

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

Our set of solutions currently consists of (i) IdentityIQ, our on-premises identity governance solution, (ii) IdentityNow, our cloud-based, multi-tenant governance suite, which is delivered as a subscription service, and (iii) IdentityAI, our cloud-based, multi-tenant advanced identity analytics solution, which is delivered as a subscription service. See Part I, Item 1. “Business—Products” for more information regarding our solutions.

For our IdentityIQ solutions, our customers typically purchase a perpetual software license, which includes one year of maintenance. Our maintenance provides software maintenance as well as access to our technical support services during the maintenance term. After the initial maintenance period, customers with perpetual licenses may renew their maintenance agreement for an additional fee. For our cloud-based solutions, IdentityNow and IdentityAI, for a subscription fee, we offer customers access to these solutions and infrastructure support for the duration of their subscription agreement. Our standard subscription agreement for our cloud solution has a duration of three years.

Pricing for each of our solutions is dependent on the number of digital identities of employees, contractors, business partners and other users that the customer is entitled to govern with the solution. We also package and price our IdentityIQ, IdentityNow and IdentityAI solutions into modules. Each module has unique functionalities, and our customers are able to purchase one or more modules, depending on their needs. We also offer advanced integration modules for key applications and systems which can be purchased in addition to our base solution modules. They are also priced based on the total number of identities. Thus, our revenue from any customer is generally determined by the number of identities that the customer is entitled to govern as well as the number of modules (for our IdentityIQ and IdentityNow solutions) purchased by the customer.

Our go-to-market strategy consists of both direct sales and indirect sales through our partnership network of systems integrators, value-added resellers and adjacent technology vendors. We work closely with systems integrators, many of whom have dedicated SailPoint practices (including Accenture, Deloitte, KPMG, and PwC and most recently EY), with some dating back more than eight years, and resellers (including value-added resellers such as Optiv) to identify potential sales opportunities and help us increase our reach, and we frequently cooperate with systems integrators to make joint sales proposals to address our mutual customers’ requirements. We also collaborate with leading access management vendors by adding our identity governance capabilities to their access management services (e.g., Okta and VMware). We do not have any material payment obligations to systems integrators, resellers or our technology partners; nor do they have any material payment obligations to us, except that resellers typically purchase solutions directly from us and resell to customers. See Part I, Item 1. “Business—Partnerships and Strategic Relationships” for more information regarding our partnership network.

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

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

•

Add New Customers Within Existing Markets. Based on data from S&P Global Market Intelligence, we believe that we have penetrated less than 2% of over 65,000 companies in the countries where we have customers today and that as a result, there is significant opportunity to expand our footprint in our existing markets through new, greenfield installations and displacement of our competitors’ legacy solutions. To do so, we plan to grow our sales organization, increase and leverage our indirect channel partners and enhance our marketing efforts.

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

•

Expand into New Markets. We expect to continue to invest significantly in sales, marketing and customer service, as well as our indirect channel partner network, to expand into new geographies and vertical markets. We believe that our market opportunity is large and growing and that the global cyber security market represents a significant growth opportunity for us. In 2018, we generated only 31% of our revenue outside of the United States.

Key Business Metrics

In addition to our GAAP financial information such as revenue and net income discussed above, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Year Ended December 31,
	2018	2018	2017	2016
	with adoption (ASC 606)	without adoption (ASC 605)	as previously reported (ASC 605)
Number of customers	1,173	1,173	933	695
Subscription revenue as a percentage of total revenue	42%	43%	38%	37%
Adjusted EBITDA (in thousands)	$39,480	$34,178	$25,501	$15,135

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

•

Subscription Revenue as a Percentage of Total Revenue. Subscription revenue is a portion of our total revenue and is derived from (i) IdentityNow, our cloud-based solution where customers enter into SaaS subscription agreements with us, and (ii) IdentityIQ maintenance and support agreements, but not licenses. As we generally sell our solutions on a per-identity basis, our subscription revenue for any customer is primarily determined by the number of identities that the customer is entitled to govern as part of a SaaS subscription, and the ongoing price paid per-identity under a maintenance and support agreement or SaaS subscription. Thus, we consider our subscription revenue to be the recurring portion of our revenue base and believe that its continued growth as a percentage of total revenue will lead to a more predictable revenue model and increase our visibility to future period total revenues. Because we recognize our subscription revenue ratably over the duration of those agreements, a portion of the revenue we recognize each period is derived from agreements we entered into in prior periods. In contrast, we typically recognize license revenue upon entering into the applicable license, the timing of which is less predictable and may cause significant fluctuations in our quarterly financial results.

•

Adjusted EBITDA. We believe that adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that adjusted EBITDA is an important measure for evaluating our performance because it facilitates comparisons of our core operating results from period to period by removing the impact of our capital structure (net interest income or expense from our outstanding debt), asset base (depreciation and amortization), tax consequences, purchase accounting adjustments, acquisition and sponsor related costs and stock-based compensation. In addition, we base certain of our forward-looking estimates and budgets on adjusted EBITDA. See the section titled “Non-GAAP Financial Measures” for more information regarding adjusted EBITDA, including the limitations of using adjusted EBITDA as a financial measure, and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.

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

The following table reflects the reconciliation of GAAP to non-GAAP financial measures for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2018	2017	2016
	with adoption (ASC 606)	without adoption (ASC 605)	as previously reported (ASC 605)
	(In thousands)
Net income (loss)	$3,670	$(2,333)	$(7,592)	$(3,173)
Stock-based compensation (1)	19,209	19,209	4,514	568
Amortization of acquired intangibles	8,825	8,825	8,841	9,092
Depreciation	1,911	1,911	1,379	890
Purchase price accounting adjustment	68	68	141	1,373
Acquisition and sponsor related costs	—	—	1,142	1,093
Interest expense, net (2)	4,707	4,707	14,783	7,277
Income tax expense (benefit)	1,090	1,791	2,293	(1,985)
Adjusted EBITDA	$39,480	$34,178	$25,501	$15,135

(1)	Stock-based compensation includes employer related payroll taxes.
(2)	Interest expense includes amortization of debt issuance costs, loss on the modification and extinguishment of debt and prepayment penalty.

The following table reflects the reconciliation of GAAP to non-GAAP financial measures for our unaudited quarterly consolidated statements of operations data for each of the quarters indicated:

	Three Months Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2018	9/30/2018	6/30/2018	3/31/2018
	with adoption (ASC 606)				without adoption (ASC 605)
	(In thousands)
Net income (loss)	$5,143	$1,808	$(979)	$(2,302)	$5,979	$3,302	$(5,647)	$(5,967)
Stock-based compensation (1)	4,956	4,932	4,182	5,139	4,956	4,932	4,182	5,139
Amortization of acquired intangibles	2,207	2,206	2,206	2,206	2,207	2,206	2,206	2,206
Depreciation	552	493	445	421	552	493	445	421
Purchase price accounting adjustment	18	18	19	13	18	18	19	13
Acquisition and sponsor related costs	—	—	—	—	—	—	—	—
Interest expense, net (2)	527	202	2,800	1,178	527	202	2,800	1,178
Income tax (benefit) expense	5,177	2,385	(3,742)	(2,730)	380	618	441	352
Adjusted EBITDA	$18,580	$12,044	$4,931	$3,925	$14,619	$11,771	$4,446	$3,342

	Three months ended
	12/31/2017	9/30/2017	6/30/2017	3/31/2017
	as previously reported (ASC 605)
	(in thousands)
Net income (loss)	$5,382	$(6,387)	$(4,304)	$(2,283)
Stock-based compensation (1)	3,970	201	185	158
Amortization of acquired intangibles	2,206	2,207	2,207	2,221
Depreciation	444	385	295	255
Purchase price accounting adjustment	15	16	55	55
Acquisition and sponsor related costs	164	322	328	328
Interest expense, net (2)	5,704	3,726	2,696	2,657
Income tax (benefit) expense	(769)	2,906	395	(239)
Adjusted EBITDA	$17,116	$3,376	$1,857	$3,152

(1)	Stock-based compensation includes employer related payroll taxes.
(2)	Interest expense includes amortization of debt issuance costs, loss on the modification and extinguishment of debt and prepayment penalty.

Components of Results of Operations

Revenue

License Revenue. We generate license revenue through the sale of our on-premises software license agreements to new customers and sales of additional licenses to the existing customers who can purchase additional users for existing licenses or purchase new licenses. Customers may also purchase term license agreements, under which we recognize the license fee upfront. License transactions generally include an amount for first-year maintenance, which we recognize as subscription revenue. We typically recognize license revenue upon delivering the applicable license. See the section titled “Critical Accounting Policies and Estimates—Revenue Recognition” for more information. Over time, we will continue to expect license revenue to decrease as a percentage of our total revenue as we continue to focus on increasing our subscription revenue as a key strategic priority.

Subscription Revenue. Our subscription revenue consists of fees for (i) ongoing maintenance and support of our licensed solutions and (ii) subscription fees for access to, and related support for, our cloud-based solution. We typically invoice subscription fees in advance, in annual installments, and recognize subscription revenue ratably over the term of the applicable agreement. See the section titled “Critical Accounting Policies and Estimates—Revenue Recognition” for more information. Over time, we expect subscription revenue will increase as a percentage of total revenue as we continue to focus on increasing subscription revenue as a key strategic priority.

Services and Other Revenue. Services and other revenue consists primarily of fees from professional services provided to our customers and partners to configure and optimize the use of our solutions as well as training services related to the configuration and operation of our platform. Most of our professional services are priced on a time and materials basis, and we generally invoice customers monthly as the work is performed. We generally have standalone value for our professional services and recognize revenue as services are performed based on an estimated fair value as a separate unit of accounting. See the section titled “Critical Accounting Policies and Estimates—Revenue Recognition” for more information. Most of our professional services activity is in support of our partners, who perform the significant majority of all initial and follow-on configuration and optimization work for our customers. Over time, we expect our professional services revenue as a percentage of total revenue to decline as we increasingly rely on partners to help our customers deploy our software.

Impact of Purchase Accounting. On September 8, 2014, SailPoint Technologies Holdings, Inc. acquired all of the capital stock of SailPoint Technologies, Inc. We refer to this transaction as the “Acquisition”. As a result of the Acquisition, we applied purchase accounting and a new basis of accounting beginning on the date of the Acquisition. As such, we were required by GAAP to record all assets and liabilities, including deferred revenue and long-lived assets, at fair value as of the effective date of the Acquisition, which in some cases was different than their historical book values. This had the effect of reducing revenue and deferred revenue and increasing cost of revenue from that which would have otherwise been recognized, as described in more detail below.

We assessed the fair value of deferred revenue acquired in the Acquisition to be $10.2 million, representing a decrease of $12.6 million from its historical book value. Recognizing deferred revenue at fair value reduces revenue in the periods subsequent to the Acquisition. The impact of the Acquisition to revenue was $1.4 million for the year ended December 31, 2016. The impact of the Acquisition to revenue was not material for the years ended December 31, 2018 and 2017. The effect of the Acquisition on the deferred costs was not material.

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

Gross Profit and Gross Margin

Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of total revenue. Gross profit has been and will continue to be affected by various factors, including the mix of our license, subscription, and services and other revenue, the costs associated with third-party cloud-based hosting services for our cloud-based subscriptions, and the extent to which we expand our customer support and services organizations. We expect that our overall gross margin will fluctuate from period to period depending on the interplay of these various factors. Also, we expect our investment in technology to expand the capability of our services, enabling us to improve our gross margin over time.

Operating Expenses

Research and Development Expenses. Research and development expenses consist primarily of employee compensation costs, allocated overhead and software and maintenance expenses, which includes cloud-based hosting costs related to the development of our cloud-based solution. We believe that continued investment in our offerings is vital to the growth of our business, and we intend to continue to invest in product development and in SailPoint Labs, our dedicated, stand-alone technology investigation and engineering group, to continue to innovate and offer our customers new solutions and to enhance our existing solutions as our business grows. See Part I, Item 1. “Business—Research and Development” for more information. We expect such investment to increase on a dollar basis as our business grows.

General and Administrative Expenses. General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resources, facilities, accounting and finance and information technology departments. In addition, general and administrative expenses include third-party professional fees and sponsor-related costs, as well as all other supporting corporate expenses not allocated to other departments. Our general and administrative expenses increase on a dollar basis as our business grows. Also, we have incurred increased general and administrative expenses as a result of becoming a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations and professional services.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of employee compensation costs, sales commissions, costs of general marketing and promotional activities, travel-related expenses and allocated overhead. Under the revised standard, sales commissions earned by our sales force and the related payroll taxes, a primary component of “deferred contract acquisition costs”, which are considered incremental and recoverable costs of obtaining a contract with a customer are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally five years. Under the prior standard, the Company generally capitalized deferred contract costs associated with subscription revenues, which were subsequently amortized over the term of the subscription while deferred contract cost related to license revenues were previously recognized as incurred. We expect to continue to invest in our sales force for expansion to new geographic and vertical markets. We expect our sales and marketing expenses to increase on a dollar basis and continue to be our largest operating expense category for the foreseeable future. See Note 3 of the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our adoption of the revised standard (ASC 606).

Allocated Overhead. We allocate shared costs, such as facilities costs (including rent and utilities), information technology costs and recruiting costs, to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category.

Other Expense, Net

Other expense, net consists primarily of interest expense and foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased and we expect this to continue. Interest expense, net of interest income, consists primarily of interest on our term loan facility, amortization of debt issuance costs, loss on the modification and extinguishment of debt and prepayment penalties.

Income Tax Benefit (Expense)

Our provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. Our income tax rate varies from the federal statutory rate due to foreign withholding taxes; changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate; changes to the financial accounting rules for income taxes; unanticipated changes in tax rates; differences in accounting and tax treatment of our stock-based compensation and the tax effects of purchase accounting for acquisitions. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2018			2017	2016
	with adoption (ASC 606)	Impact of adoption	without adoption (ASC 605)	as previously reported (ASC 605)
	(In thousands)
Revenue
Licenses	$105,000	$3,307	$101,693	$79,209	$54,395
Subscription	104,033	(2,499)	106,532	71,007	49,364
Services and other	39,887	(363)	40,250	35,840	28,653
Total revenue	248,920	445	248,475	186,056	132,412
Cost of revenue
Licenses	4,634	—	4,634	4,561	4,278
Subscription (1)	20,734	—	20,734	16,406	13,051
Services and other (1)	29,302	—	29,302	23,623	19,709
Total cost of revenue	54,670	—	54,670	44,590	37,038
Gross profit	194,250	445	193,805	141,466	95,374
Operating expenses
Research and development (1)	43,154	—	43,154	33,331	24,358
General and administrative (1)	34,781	—	34,781	17,678	9,680
Sales and marketing (1)	105,402	(4,857)	110,259	80,514	58,607
Total operating expenses	183,337	(4,857)	188,194	131,523	92,645
Income from operations	10,913	5,302	5,611	9,943	2,729
Other expense, net:
Interest expense, net	(4,707)	—	(4,707)	(14,783)	(7,277)
Other, net	(1,446)	—	(1,446)	(459)	(610)
Total other expense, net	(6,153)	—	(6,153)	(15,242)	(7,887)
Income (loss) before income taxes	4,760	5,302	(542)	(5,299)	(5,158)
Income tax (expense) benefit	(1,090)	701	(1,791)	(2,293)	1,985
Net income (loss)	$3,670	$6,003	$(2,333)	$(7,592)	$(3,173)

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cost of revenue - subscription	$945	$133	$34
Cost of revenue - services and other	1,504	458	63
Research and development	3,026	658	118
General and administrative	7,798	2,062	96
Sales and marketing	5,702	1,203	257
Total stock-based compensation expense	$18,975	$4,514	$568

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Year Ended December 31,
	2018	2018	2017	2016
	with adoption (ASC 606)	without adoption (ASC 605)	as previously reported (ASC 605)
Revenue
Licenses	42%	41%	43%	41%
Subscription	42	43	38	37
Services and other	16	16	19	22
Total revenue	100	100	100	100
Cost of revenue
Licenses	2	2	2	3
Subscription	8	8	9	10
Services and other	12	12	13	15
Total cost of revenue	22	22	24	28
Gross profit	78	78	76	72
Operating expenses
Research and development	17	17	18	18
General and administrative	14	14	10	7
Sales and marketing	42	44	43	45
Total operating expenses	73	75	71	70
Income from operations	5	3	5	2
Other expense, net:
Interest expense, net	(2)	(2)	(8)	(5)
Other, net	(1)	(1)	0	0
Total other expense, net	(3)	(3)	(8)	(5)
Income (loss) before income taxes	2	0	(3)	(3)
Income tax (expense) benefit	0	(1)	(1)	1
Net income (loss)	2%	(1)%	(4)%	(2)%

Impact of ASC 606 on the Comparability of Our Results of Operations

Our results of operations presented in the following tables include financial results for reporting periods during 2018, which are disclosed in compliance with the revised standard (ASC 606). We have elected the modified retrospective transition method; therefore, our historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with the amounts previously reported under the prior revenue standard (ASC 605). See Note 3 of the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our adoption of the revised standard (ASC 606).

Comparison of the Years Ended December 31, 2018 and 2017

Revenue

	Year Ended December 31,
	2018	2018	2017	2018 to 2017 $ and % variance		2018 to 2017 $ and % variance
	with adoption (ASC 606)	without adoption (ASC 605)		with adoption (ASC 606)		without adoption (ASC 605)
	(In thousands, except percentages)
Revenue:
Licenses	$105,000	$101,693	$79,209	$25,791	33%	$22,484	28%
Subscription	104,033	106,532	71,007	33,026	47%	35,525	50%
Services and other	39,887	40,250	35,840	4,047	11%	4,410	12%
Total revenue	$248,920	$248,475	$186,056	$62,864	34%	$62,419	34%

License Revenue. ASC 605 license revenue increased by $22.5 million, or 28%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increased demand for our products and services from new and existing customers. The revised standard impacts the timing of revenue recognition related to our term license. Prior to our adoption of the revised standard, we historically recognized revenue under ASC 605 related to term license agreements ratably over the license term as license revenues. Under the revised standard, revenue allocable to the license portion of the arrangement is recognized in license revenues upon delivery of the license, while revenues allocated to maintenance are recognized ratably as subscription revenues. During the year ended December 31, 2018, total ASC 605 revenue from new customers was $60.4 million and license revenue from existing customers was $41.3 million. See Note 3 of the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our adoption of the revised standard (ASC 606).

ASC 606 license revenue increased by $25.8 million, or 33%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. License revenue from new customers was greater than license revenue from existing customers for the year ended December 31, 2018. The increase in total license revenue was attributable to both increases in license sales to our new customers as well as follow-on sales to our existing customers. During the year ended December 31, 2018, revenue from new customers was $67.2 million and license revenue from existing customers was $37.8 million. Our revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased.

Subscription Revenue. ASC 605 subscription revenue increased by $35.5 million, or 50%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increase in ongoing maintenance revenue from our increased installed base. Approximately 90% of growth in year over year revenue was attributable to existing customers.

ASC 606 subscription revenue increased by $33.0 million, or 47%, for the year ended December 31, 2018. The increase was primarily a result of an increase in ongoing maintenance renewals derived from our existing customers. Revenue from existing customers accounted for 88% of total subscription revenue during the year ended December 31, 2018. Our customer base increased by 240, or 26%, from 933 customers at December 31, 2017 to 1,173 customers at December 31, 2018.

Services and Other Revenue. ASC 605 service and other revenue increased by $4.4 million, or 12% for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to higher demand for services from an increased number of customers.

ASC 606 services and other revenue increased by $4.0 million, or 11%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase is primarily a result of an increase in the number of customers using our consulting and training services.

Geographic Regions. Our operations in the United States contributed the largest portion of our revenue in each year ended December 31, 2018 and 2017 because of our larger and more established sales force and partner network in the United States as compared to our other regions. Revenue from Europe, the Middle East and Africa (“EMEA”) and the rest of the world also increased for years ended December 31, 2018 and 2017, primarily due to our investment in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide.

The following table sets forth, for each of the periods presented, our consolidated total revenue by geography and the respective percentage of total revenue:

	Year Ended December 31,
	2018		2018		2017
	with adoption (ASC 606)		without adoption (ASC 605)		as previously reported (ASC 605)
	$	% of revenue	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$171,497	69%	$169,927	68%	$134,676	72%
EMEA (1)	49,871	20%	49,854	20%	33,097	18%
Rest of the World (1)	27,552	11%	28,694	12%	18,283	10%
Total revenue	$248,920	100%	$248,475	100%	$186,056	100%

(1)	No single country represented more than 10% of our consolidated revenue.

Gross Profit and Gross Margin

	Year Ended December 31,
	2018	2018	2017	2018 to 2017 $ and % variance		2018 to 2017 $ and % variance
	with adoption (ASC 606)	without adoption (ASC 605)		with adoption (ASC 606)		without adoption (ASC 605)
	(In thousands, except percentages)
Gross profit:
Licenses	$100,366	$97,059	$74,648	$25,718	34%	$22,411	30%
Subscription	83,299	85,798	54,601	28,698	53%	31,197	57%
Services and other	10,585	10,948	12,217	(1,632)	(13)%	(1,269)	(10)%
Total gross profit	$194,250	$193,805	$141,466	$52,784	37%	$52,339	37%

Gross margin:
Licenses	96%	95%	94%
Subscription	80%	81%	77%
Services and other	27%	27%	34%
Total gross margin	78%	78%	76%

Licenses. ASC 606 license gross profit increased by $25.7 million, or 34%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was the result of increased license revenues with only minor increases in third-party royalties. ASC 605 license gross profit increased by $22.4 million, or 30%, during the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to increase in license revenue as the adoption of ASC 606 did not have any impact on cost of license revenues.

Subscription. ASC 605 subscription gross profit increased by $31.2 million, or 57%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. Cost of subscription revenues under ASC 605 did not differ from cost of subscription revenues under ASC 606 during the year ended December 31, 2018.

ASC 606 subscription gross profit increased by $28.7 million, or 53%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was the result of growth in subscription revenue, coupled with an increase in corresponding costs of subscription revenue at a rate lower than our revenue growth as we continue to build economies of scale within our customer support organization and our utilization of cloud-based hosting services. Approximately $1.2 million of the increase in cost of subscription revenue was due to increased cloud-based hosting costs for our cloud-based solution. Substantially all of the remaining year-over-year increase in cost of subscription revenue was due to increases in headcount, and related allocated overhead, to support the growth of our subscription cloud-based offering and ongoing maintenance for our expanding licensed customer base.

Services and Other. ASC 606 services and other gross profit decreased by $1.6 million, or 13%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. This decrease was primarily attributable to the higher costs associated with expanding our infrastructure for our professional services and training organization to support an increasing number of customers for the year ended December 31, 2018. ASC 605 services and other gross profit decreased by $1.3 million, or 10%, during the year ended December 31, 2018 compared to the year ended December 31, 2017. Cost of services and other revenues under ASC 605 did not differ from cost of services and other revenues under ASC 606 during the year ended December 31, 2018.

Operating Expenses

	Year Ended December 31,
	2018	2018	2017	2018 to 2017 $ and % variance		2018 to 2017 $ and % variance
	with adoption (ASC 606)	without adoption (ASC 605)		with adoption (ASC 606)		without adoption (ASC 605)
	(In thousands, except percentages)
Operating expenses:
Research and development	$43,154	$43,154	$33,331	$9,823	29%	$9,823	29%
General and administrative	34,781	34,781	17,678	17,103	97%	17,103	97%
Sales and marketing	105,402	110,259	80,514	24,888	31%	29,745	37%
Total operating expenses	$183,337	$188,194	$131,523	$51,814	39%	$56,671	43%

Research and Development Expenses. Adoption of ASC 606 had no impact on research and development expenses. Research and development expenses increased by $9.8 million, or 29%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Approximately 81% of the increase was the result of an increase in headcount, and related allocated overhead, to optimize and expand our product offerings as well as pursue innovation in identity governance. Substantially all of the remaining increase in research and development expenses was the result of increased software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering.

General and Administrative Expenses. Adoption of ASC 606 had no impact on general and administrative expenses. General and administrative expenses increased by $17.1 million, or 97%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. Approximately 62% of the increase was the result of an increase in corporate headcount and related allocated overhead, to support the growth and scale of the business. In 2018, general and administrative expenses also increased by $6.3 million, or 37%, as a result of increased professional services expenses comprised of legal, accounting and consulting fees.

Sales and Marketing Expenses. ASC 606 sales and marketing expenses were $105.4 million for the year ended December 31, 2018 compared to ASC 605 sales and marketing expenses of $110.3 million. The difference of $4.9 million relates to the net impact of the deferral and subsequent amortization of contract acquisition cost under ASC 606.

ASC 606 sales and marketing expenses increased by $24.9 million, or 31%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. Approximately $18.3 million, or 73%, of the increase was the result of our increased sales and marketing headcount and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. During the year ended December 31, 2018, as our headcount increased, we also experienced year-over-year increases in travel costs of $2.4 million. Advertising costs also increased by $1.4 million, for the year ended December 31, 2018. We adopted ASC 606 on January 1, 2018 and elected the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts. For the year ended December 31, 2018, deferred contract acquisition costs were $4.9 million lower than they would have been under the prior standard. See Note 3 of the accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our adoption of the revised standard (ASC 606).

Interest Expense, Net

Adoption of ASC 606 had no impact on interest expense, net of interest income, Interest expense, net decreased by $10.1 million, or 68%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. As of December 31, 2018, we had no debt balances outstanding. Our interest expense decreased as a result of paying down our debt; please refer to the discussion of our credit facility below. This decrease was partially offset by approximately a $1.8 million loss on the resulting modification and subsequent extinguishment of our debt, inclusive of $0.4 million of cash prepayment penalties.

Comparison of the Years Ended December 31, 2017 and 2016

Revenue

	Year Ended December 31,
	2017 (1)	2016 (1)	variance $	variance %
	(In thousands, except percentages)
Revenue:
Licenses	$79,209	$54,395	$24,814	46%
Subscription	71,007	49,364	21,643	44%
Services and other	35,840	28,653	7,187	25%
Total revenue	$186,056	$132,412	$53,644	41%

(1)

The comparative information for years prior to 2018 has not been adjusted to reflect the adoption of the revised standard and is reported on an ASC 605 basis. For additional information see Note 3 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

License Revenue. License revenue increased by $24.8 million, or 46%, for the year ended December 31, 2017 compared to the year ended December 31, 2016.  Although license revenue from new customers was greater than license revenue from existing customers for December 31, 2017 and 2016, the increase in total license revenue was primarily attributable to follow-on sales to our existing customers. During the years ended December 31, 2017 and 2016 revenue from new customers was $48.4 million and $42.2 million and license revenue from existing customers was $30.8 million and $12.2 million, respectively. Our revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased.

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

The following table sets forth, for each of the periods presented, our consolidated total revenue by geography and the respective percentage of total revenue:

	Year Ended December 31,
	2017 (1)		2016 (1)
	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$134,676	72%	$92,116	70%
EMEA (2)	33,097	18%	25,668	19%
Rest of the World (2)	18,283	10%	14,628	11%
Total revenue	$186,056	100%	$132,412	100%

(1)

The comparative information for years prior to 2018 has not been adjusted to reflect the adoption of the revised standard and is reported on an ASC 605 basis. For additional information see Note 3 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

(2)	No single country represented more than 10% of our consolidated revenue.

Gross Profit and Gross Margin

	Year Ended December 31,
	2017 (1)	2016 (1)	variance $	variance %
	(In thousands, except percentages)
Gross profit:
Licenses	$74,648	$50,117	$24,531	49%
Subscription	54,601	36,313	18,288	50%
Services and other	12,217	8,944	3,273	37%
Total gross profit	$141,466	$95,374	$46,092	48%

Gross margin:
Licenses	94%	92%
Subscription	77%	74%
Services and other	34%	31%
Total gross margin	76%	72%

(1)

The comparative information for years prior to 2018 has not been adjusted to reflect the adoption of the revised standard and is reported on an ASC 605 basis. For additional information see Note 3 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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

Operating Expenses

	Year Ended December 31,
	2017 (1)	2016 (1)	variance $	variance %
	(In thousands, except percentages)
Operating expenses:
Research and development	$33,331	$24,358	$8,973	37%
General and administrative	17,678	9,680	7,998	83%
Sales and marketing	80,514	58,607	21,907	37%
Total operating expenses	$131,523	$92,645	$38,878	42%

(1)

The comparative information for years prior to 2018 has not been adjusted to reflect the adoption of the revised standard and is reported on an ASC 605 basis. For additional information see Note 3 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

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

General and Administrative Expenses. General and administrative expenses increased by $8.0 million, or 83%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. Approximately 77% of the increase was the result of an increase in corporate headcount, and related allocated overhead, to support the growth and scale of the business. In 2017, approximately $2.0 million of increase was related to stock-based compensation expense compared to 2016. Additionally, general and administrative expenses increased as a result of increase in professional services expenses comprised of legal, accounting and consulting fees.

Sales and Marketing Expenses. Sales and marketing expenses increased by $21.9 million, or 37%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. Approximately $17.4 million, or 80%, of the increase was the result of our increased sales and marketing headcount, and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. As our headcount increased, we also experienced related increases in travel and advertising costs of $1.2 million and $1.7 million, respectively, for the year ended December 31, 2017, compared to the year ended December 31, 2016. Substantially all of the remaining increase in sales and marketing expenses was the result of increased partner commissions and consulting costs.

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

Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected summarized unaudited quarterly financial information for the years ended December 31, 2018 and 2017. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. The following quarterly financial data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

2018:

	Three Months Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2018	9/30/2018	6/30/2018	3/31/2018
	with adoption (ASC 606)				without adoption (ASC 605)
	(In thousands, except share and per share data)
Total revenue	$80,588	$65,735	$53,656	$48,941	$77,782	$66,419	$54,560	$49,714
Gross profit	$66,078	$51,721	$40,280	$36,171	$63,272	$52,405	$41,184	$36,944
Income (loss) from operations	$11,189	$4,783	$(1,352)	$(3,707)	$7,228	$4,510	$(1,837)	$(4,290)
Net income (loss)	$5,143	$1,808	$(979)	$(2,302)	$5,979	$3,302	$(5,647)	$(5,967)
Net income (loss) per share
Basic:	$0.06	$0.02	$(0.01)	$(0.03)	$0.07	$0.04	$(0.07)	$(0.07)
Diluted:	$0.06	$0.02	$(0.01)	$(0.03)	$0.07	$0.04	$(0.07)	$(0.07)
Weighted average shares outstanding
Basic:	87,171,161	86,825,168	86,246,056	85,719,240	87,171,161	86,825,168	86,246,056	85,719,240
Diluted:	90,234,993	90,355,212	86,246,056	85,719,240	90,234,993	90,355,212	86,246,056	85,719,240

2017:

	Three months ended
	12/31/2017	9/30/2017	6/30/2017	3/31/2017
	as previously reported (ASC 605)
	(in thousands, except share and per share data)
Total revenue	$67,768	$43,562	$39,260	$35,466
Gross profit	$55,086	$32,484	$28,565	$25,331
Income (loss) from operations	$10,520	$407	$(1,183)	$199
Net income (loss)	$5,382	$(6,387)	$(4,304)	$(2,283)
Net income (loss) per share
Basic:	$0.03	$(0.24)	$(0.22)	$(0.18)
Diluted:	$0.03	$(0.24)	$(0.22)	$(0.18)
Weighted average shares outstanding
Basic:	65,870,258	48,219,826	47,930,190	47,208,477
Diluted:	69,166,069	48,219,826	47,930,190	47,208,477

Seasonality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our products and services. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance. Our quarterly total revenue increased sequentially within each calendar year presented; however, we experienced a decline sequentially from the fourth quarter of each year to the first quarter of the subsequent year due to increased customer purchasing activity in each fourth quarter due to customer budget and purchasing trends. We continue to experience growth in revenue when comparing similar periods year over year as a result of our ability to attract new customers and expand our product offerings within our existing customer base.

Our operating expenses have generally increased sequentially as a result of our growth and are primarily related to increases in personnel-related costs to support our expanded operations and our continued investment in our platform infrastructure and service capabilities. Also, general and administrative expenses have increased as a result of being a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and increased expenses for insurance, investor relations and professional services.

Quarterly Key Business Metrics

	Three Months Ended
	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Number of customers	1,173	1,090	1,031	984	933	829	776	725
Subscription revenue as a percentage of total revenue (1)	37%	42%	45%	46%	31%	42%	42%	42%
Adjusted EBITDA (in thousands) (ASC 606) (1)	$18,580	$12,044	$4,931	$3,925	NA	NA	NA	NA
Adjusted EBITDA (in thousands) (ASC 605)	$14,619	$11,771	$4,446	$3,342	$17,116	$3,376	$1,857	$3,152

(1)

The comparative information for years prior to 2018 has not been adjusted to reflect the adoption of the revised standard and is reported on an ASC 605 basis. For additional information see Note 3 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Our number of customers increased sequentially as of December 31, 2018 to 1,173 from 725 as of March 31, 2017. Our growth in customer count was driven by increased demand of our products and market acceptance of our subscription services as well as an increased presence of our product offerings across all of our geographies. The growth in our sales of product and services was consistent with our plans to continue expanding our global presence, through our channel partner network which allows us to target new customers while continuing to support our existing customers.

Our quarterly subscription revenue increased in each period presented primarily due to increases in maintenance renewals as a result of our expanding licensed customer base. Subscription revenue as a percentage of total revenue experienced a decline sequentially in fourth quarter of each year due to composition of revenue mix between license and subscription as well as timing of sales volume. For additional information see Seasonality and quarterly trend discussion above. Sales of subscriptions to our platform also continue to grow as a result of the expanding breadth and functionality of our platform, increasing brand awareness, and the success of our sales efforts with new and existing customers. We recognize revenue from maintenance and subscription fees ratably over the term of the contract period; therefore, changes in our sales activity in a period may not be as apparent as a change to our revenue until future periods.

Liquidity and Capital Resources

As of December 31, 2018, we had $71.0 million of cash and cash equivalents, of which, $3.4 million of cash and cash equivalents were held in our foreign subsidiaries. We do not consider the earnings of our foreign subsidiaries, with the exception of India, to be permanently reinvested in foreign jurisdictions. Prior to the Tax Cuts and Jobs Act, the Company had consistently applied Section 956 to its intercompany cash flows. Under the Act, beginning in 2018, global intangible low-taxed income (“GILTI”) provisions apply providing an incremental tax on low taxed foreign income. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As a result of applying these provisions, the majority of the earnings in our foreign subsidiaries represent income that was previously taxed in the United States. As a result, there would be no material income tax consequences to repatriating the cash currently held in our foreign subsidiaries. In India, we continue to invest and grow our research and development activities and have no plans to repatriate undistributed earning held in India back to the U.S. parent company, and therefore consider earnings in India to be permanently reinvested.

We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our credit agreement will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities and the introduction of new solutions and product enhancements. To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may seek to raise additional funds through equity, equity-linked or debt financings. Any additional equity financing may be dilutive to our existing stockholders. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. Also, as of December 31, 2018 and 2017, we had no material commitments for capital expenditures.

Since inception, we have financed operations primarily through license fees, maintenance fees, subscription fees, consulting and training fees, borrowings under our prior credit agreement and, to a lesser degree, the sale of equity securities. Our principal uses of cash are funding operations and capital expenditures. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.

Credit Agreement

On March 11, 2019, we, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement with the lenders party thereto, Citibank, N.A., as administrative agent, sole lead arranger and sole bookrunner, and Royal Bank of Canada and Bank of America, N.A., as co-documentation agents. Our credit agreement provides for an initial $150 million in commitments for revolving credit loans, with a $15 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances. As of March 11,2019, we had no outstanding revolving credit loans. In addition, our credit agreement provides for the ability to incur uncommitted term loan facilities if, among other things, the Senior Secured Net Leverage Ratio (as defined in our credit agreement), calculated giving pro forma effect to the requested term loan facility, is no greater than 3.50 to 1.00.

Borrowings under our credit agreement are scheduled to mature in March 2024. Any borrowing under our credit agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed.

The interest rates applicable to revolving credit loans under our credit agreement are, at the borrower’s option, either (i) a base rate, which is equal to the greatest of (a) the Prime Rate (as defined in our credit agreement), (b) the Federal Funds Effective Rate (as defined in our credit agreement) plus 1/2 of 1%, and (c) the one-month Adjusted LIBO Rate (as defined in our credit agreement) plus 1%, in each case, plus an interest margin ranging from 0.25% to 0.75% based on the Senior Secured Net Leverage Ratio, or (ii) the Adjusted LIBO Rate plus an interest margin ranging from 1.25% to 1.75% based on the Senior Secured Net Leverage Ratio. The Adjusted LIBO Rate cannot be less than zero. The borrower will pay an unused commitment fee during the term of our credit agreement ranging from 0.20% to 0.30% per annum based on the Senior Secured Net Leverage Ratio.

We were previously party to a credit and guaranty agreement by and among SailPoint Technologies, Inc., as the borrower, and SailPoint Technologies Intermediate Holdings, LLC and SailPoint International, Inc., as guarantors, the lenders party thereto from time to time and Goldman Sachs Bank USA, as administrative agent and collateral agent, (as amended, the “prior credit agreement”), which provided for a term loan facility and a revolving credit facility with a letter of credit sub-facility. As of December 31, 2017, the balance outstanding under the term loan facility was $70.0 million, and our revolving credit facility had a face value of $7.5 million (under which we had no outstanding borrowings and $6.0 million outstanding under a letter of credit facility. The term loan facility and the revolving credit facility both had interest based on the adjusted LIBOR rate, as defined in the prior credit agreement, with a 1% floor plus an applicable margin of 4.5%. The term loan facility and revolving credit facility had a stated maturity of August 16, 2021.

On June 29, 2018, we voluntarily prepaid $60.0 million of the borrowings outstanding under the term loan facility to reduce the aggregate outstanding principal balance to $10.0 million. On November 29, 2018, we repaid the remaining balance of $10.0 million of borrowings outstanding under the term loan facility, cancelled the $6.0 million standby letter of credit (the “prior letter of credit”) and terminated the prior credit agreement. To replace the prior letter of credit, in November 2018, on behalf of the Company, U.S. Bank National Association issued an irrevocable, cash collateralized, unconditional standby letter of credit in an aggregate amount of $6.0 million under the Company’s corporate headquarters lease. See Item 2 “Properties” for more information regarding our new corporate headquarters lease.

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2018	2017	2016
	with adoption (ASC 606)	without adoption (ASC 605)	as previously reported (ASC 605)
	(In thousands)
Net cash provided by operating activities	$37,540	$37,540	$21,856	$6,540
Net cash used in investing activities	(10,856)	(10,856)	(2,521)	(1,255)
Net cash (used in) provided by financing activities	(65,575)	(65,575)	78,520	(1,962)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(38,891)	$(38,891)	$97,855	$3,323

Cash Flows from Operating Activities

During 2018, cash provided by operating activities was $37.5 million, which consisted of ASC 606 net income of $3.7 million, adjusted by non-cash charges of $40.5 million and a net change of $6.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $10.7 million, amortization of debt issuance costs of $0.2 million, amortization of contract acquisition costs of $7.8 million, losses on modification and subsequent extinguishment of debt of $1.8 million, bad debt expense of $2.3 million, stock-based compensation of $19.0 million and partially offset by a reduction in deferred tax liabilities of $1.3 million. The change in our net operating assets and liabilities was primarily as a result of an increase in accounts receivable of $31.3 million due to the timing of receipts of payments from customers, an increase in prepayments and other assets of $17.4 million due to deferral of contract acquisition costs, and a decrease in accrued expenses and other liabilities of $0.9 million, partially offset by an increase in deferred revenue of $39.9 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, an increase in accounts payable of $2.4 million due to timing of cash disbursements and, an increase in income taxes payable of $0.5 million.

During 2017, cash provided by operating activities was $21.9 million, which consisted of a net loss of $7.6 million, adjusted by non-cash charges of $20.2 million and a net change of $9.2 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $10.2 million, amortization of debt issuance costs of $0.7 million, loss on modification and partial extinguishment of debt of $1.7 million, amortization of contract acquisition costs of $3.0 million and stock-based compensation of $4.5 million. The change in our net operating assets and liabilities was primarily as a result of an increase in deferred revenue of $28.0 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, an increase in accrued expenses of $10.9 million due primarily to accrual of additional commissions and bonuses, an increase in accounts payable of $1.4 million due to timing of cash disbursements, an increase in income taxes payable of $0.6 million, partially offset by an increase in prepayments and other assets of $5.2 million, and increase in other non-current assets of $2.5 million, and an increase in accounts receivable of $24.1 million due to the timing of receipts of payments from customers.

During 2016, cash provided by operating activities was $6.5 million, which consisted of a net loss of $3.2 million, adjusted by non-cash charges of $10.0 million and a net change of $0.3 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $10.0 million, amortization of debt issuance costs of $0.7 million, amortization of contract acquisition costs of $1.3 million, and stock-based compensation of $0.6 million, partially offset by $2.5 million in deferred taxes. The change in our net operating assets and liabilities was primarily as a result of an increase in deferred revenue of $20.2 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services and an increase in accrued expenses of $1.7 million related primarily to commissions on our subscription revenue, partially offset by an increase in accounts receivable of $17.2 million due to the timing of receipts of payments from customers, an increase in prepayments and other assets of $4.9 million due to payments for various services to be rendered in subsequent periods and a decrease in accounts payable of $0.3 million due to timing of cash disbursements.

Cash Flows from Investing Activities

During 2018, cash used in investing activities was $10.9 million, consisting of $2.5 million in acquisitions of intangibles and $8.4 million in purchases of property and equipment, partially offset by proceeds from sales of property and equipment.

During 2017, cash used in investing activities was $2.5 million, consisting of $2.7 million in purchases of property and equipment, partially offset by $0.2 million in proceeds from sales of property and equipment.

During 2016, cash used in investing activities was $1.3 million, consisting of purchases of property and equipment.

Cash Flows from Financing Activities

During 2018, cash used in financing activities was $65.6 million, consisting of $70.0 million in repayments of debt, $0.4 million in debt prepayment penalties, $0.3 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers, partially offset by $3.3 million of proceeds from issuance of equity, primarily related to shares issues pursuant to our Employee Stock Purchase Plan, and $1.8 million of the proceeds from exercise of stock options.

During 2017, cash provided by financing activities was $78.5 million, consisting of $172.0 million of net proceeds from the issuance of common stock after deducting underwriting discounts and commissions of approximately $13.3 million, proceeds from borrowing of $50.0 million, $0.4 million of the proceeds from exercise of stock options, partially offset by $90.0 million in repayments of debt, $1.4 million of debt issuance cost, $50.4 million for preferred dividend payments, $1.4 million in debt prepayment and $0.7 million in purchase of equity shares.

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

Contractual Obligations

Our principal commitments consist of obligations under leases for office space. The following table summarizes our non-cancellable contractual obligations as of December 31, 2018:

	Payments Due by Period
		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)
Operating lease obligations (1)	$49,611	$3,112	$9,451	$9,473	$27,575
Contractual commitments, including hosting service agreements (2)	8,713	6,006	2,707	—	—
Total	$58,324	$9,118	$12,158	$9,473	$27,575

(1)	Consists of future non-cancelable minimum rental payments under operating leases for our offices, primarily our corporate headquarters in Austin. See Item 2 of this Annual Report for more information.
(2)

Our purchase orders represent authorizations to purchase rather than binding agreements and therefore not included in the table above. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the accounting policies associated with revenue recognition, share-based compensation, income taxes and goodwill are the most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

Revenue consists of fees for perpetual and term licenses for our software products, post-contract customer support (referred to as maintenance), professional services which includes training, software as a service (“SaaS”) and other revenue. We derive revenue through the sale of our on-premises software license agreements. We typically recognize license revenue upon delivering the applicable license.

We apply judgment regarding contracts with multiple product and service obligations to determine whether each product or service is capable of being a distinct performance obligation in the contract. If products and services are not distinct, they are combined until a single distinct obligation is created. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. We have contracts with customers that may have multiple performance obligations, including some or all of the following, software licenses, maintenance, subscriptions, professional services.

Judgment is required to determine the standalone selling price (“SSP") for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately. We use a range to determine SSP based on the selling price of the products and services when sold separately. The SSP range is used to allocate each performance obligation in a contract to the transaction price and to apply a discount that will be allocated based on the relative SSP of the various products and services.

When we do not have a directly observable SSP for a particular good or service, we estimate SSP by our overall pricing objectives, taking into consideration market factors, pricing practices including historical discounting, historical standalone sales of similar products, customer demographics, geographic locations, and the number and types of users within our contracts. The determination of standalone selling price is made by the Company’s management.

We generally have standalone value for our professional services and recognize revenue as services are performed based on an estimated fair value as a separate performance obligation.

We allocate the transaction price to each performance obligation identified in the contract on a relative SSP and recognizes revenue when or as it satisfies a performance obligation by transferring control of a product or service to a customer.

We dos not incur shipping and handling for its goods as they are generally delivered to a customer electronically. We do not believe that it currently has any rights to return that would result in a material impact to revenues.

The revised standard related to revenue recognition, Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification or ASC 606), had a material impact in our consolidated financial statements. Refer to Note 3 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Stock-Based Compensation

We recognize stock-based compensation expense related to equity awards, including stock options, restricted stock units, employee stock purchase plans and incentive units, granted based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The grant date fair value of stock-based awards is expensed on a straight-line basis over the period during which the employee is required to provide service in exchange for the award (generally the vesting period).

The Black-Scholes option-pricing model requires the input of highly subjective assumptions. Our assumptions are as follows:

•

Expected volatility. As we have been a public company for a limited amount of time and do not have a sufficiently long trading history for our common stock, the expected stock price volatility for our common stock is estimated by taking the average historical price volatility for industry peers over a period equivalent to the expected term of the stock option grants. We intend to continue to consistently apply this process until a sufficient amount of historical information regarding the volatility of our own common stock price becomes available.

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

The Company also offers an Employee Stock Purchase Plan (“ESPP”) that allows permitted employees to purchase shares by authorizing payroll deductions from 1% to 15% of employee’s eligible compensation during the semi-annual offering period, with an annual cap of $25,000. Unless an employee has previously withdrawn from the offering, the payroll deductions will be used to purchase shares of common stock after the closing of the offering period at a price equal to 85% of the fair market value of the closing price of the shares at the opening or closing of the semi-annual offering period, whichever is lower.

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

As of December 31, 2018, we have a deferred tax liability of approximately $4.1 million.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identified net assets acquired. Goodwill and intangible assets that have indefinite lives are not be amortized, but rather tested for impairment annually, or more often if and when events or circumstances indicate that the carrying value may not be recoverable. We have determined that we operate as one reporting unit and may first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is “more likely than not” that the fair value of the reporting unit is less than its carrying amount and whether the two-step impairment test on goodwill is required. Goodwill is tested using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. Goodwill is tested on an annual basis during the fourth quarter, or sooner if an indicator of impairment occurs. The company internally monitors business and market conditions for evidence of triggering events.  There were no triggering events for any of the asset types through October 31, 2018 or any material change in business trends indicating the need for impairment loss. As of October 31, 2018, the Company performed qualitative analysis and concluded impairment for goodwill, including intangibles, was not required. Hence, the first and second step was not required for 2018. There were no impairments of goodwill during the years ended December 31, 2018, 2017 and 2016.

The Jumpstart Our Business Startups Act (“JOBS”) Act Accounting Election

We were an emerging growth company (“EGC”), as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We had elected to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Effective July 1, 2018, the Company lost its EGC status which accelerated the requirement of ASC 606 adoption. As a result, the Company adjusted its previously reported consolidated financial statements effective January 1, 2018 in this 10-K report and amendment to previously filed 10-Q reports were not required.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 of our accompanying Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

We had cash and cash equivalents of $77.2 million and $116.1 million, including restricted cash of $6.3 million and $0.1 million as of December 31, 2018 and 2017, respectively. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we do not believe that we have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

We did not have any current investments in marketable securities as of December 31, 2018 and 2017.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British Pound, Swiss Franc, Israeli Shekel and the Indian Rupee. As of December 31, 2018 and 2017, our cash and cash equivalents included $3.4 million and $3.2 million, respectively, held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net on our consolidated statements of operations.

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

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in 2018, 2017 or 2016 because substantially all of our sales are denominated in U.S. dollars, which have not been subject to material currency inflation, and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets as of December 31, 2018 and 2017	75
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	76
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2018, 2017 and 2016	77
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	78
Notes to Consolidated Financial Statements	79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SailPoint Technologies Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SailPoint Technologies Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018 based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2019 expressed an adverse opinion.

Change in accounting principles

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of ASC 606 “Revenue from contracts with customers”. The Company adopted the new revenue standard using the modified retrospective approach with an adjustment to retained earnings as of January 1, 2018 for the cumulative effect of adoption.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2010

Denver, Colorado

March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SailPoint Technologies Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of SailPoint Technologies Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

•	There are ineffective internal controls related to the accounting for certain complex or non-routine transactions, including equity compensation and the adoption of new accounting standards.

•

Certain internal controls related to the recording and processing of revenue transactions are not designed or operating at a precise enough level to prevent or detect errors and insufficient documentation exists to support the operating effectiveness of these controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 18, 2019 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Denver, Colorado

March 18, 2019

Sailpoint technologies HoldingS, Inc. and subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2018	2017
	(In thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$70,964	$116,049
Restricted cash	6,272	78
Accounts receivable	101,469	72,907
Prepayments and other current assets	21,850	10,013
Total current assets	200,555	199,047
Property and equipment, net	19,268	3,018
Deferred tax asset - non-current	—	264
Other non-current assets	20,374	3,542
Goodwill	219,377	219,377
Intangible assets, net	74,860	81,185
Total assets	$534,434	$506,433
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,636	$2,231
Accrued expenses and other liabilities	21,731	22,636
Income taxes payable	2,143	1,688
Deferred revenue - current	95,919	73,671
Total current liabilities	124,429	100,226
Deferred tax liability - non-current	4,142	—
Long-term debt	—	68,329
Other long-term liabilities	9,788	27
Deferred revenue - non-current	18,382	9,454
Total liabilities	156,741	178,036
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000,000 shares, issued and outstanding 87,512,175 and 84,948,126 shares at December 31, 2018 and 2017, respectively	9	8
Preferred stock, $0.0001 par value, authorized 10,000,000 shares, no shares issued and outstanding at December 31, 2018 and 2017	—	—
Additional paid in capital	377,473	353,609
Retained earnings (accumulated deficit)	211	(25,220)
Total stockholders' equity	377,693	328,397
Total liabilities and stockholders’ equity	$534,434	$506,433

See accompanying notes to consolidated financial statements.

Sailpoint technologies Holdings, Inc. and subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except share and per share data)
Revenue
Licenses	$105,000	$79,209	$54,395
Subscription	104,033	71,007	49,364
Services and other	39,887	35,840	28,653
Total revenue	248,920	186,056	132,412
Cost of revenue
Licenses	4,634	4,561	4,278
Subscription	20,734	16,406	13,051
Services and other	29,302	23,623	19,709
Total cost of revenue	54,670	44,590	37,038
Gross profit	194,250	141,466	95,374
Operating expenses
Research and development	43,154	33,331	24,358
General and administrative	34,781	17,678	9,680
Sales and marketing	105,402	80,514	58,607
Total operating expenses	183,337	131,523	92,645
Income from operations	10,913	9,943	2,729
Other expense, net:
Interest expense, net	(4,707)	(14,783)	(7,277)
Other, net	(1,446)	(459)	(610)
Total other expense, net	(6,153)	(15,242)	(7,887)
Income (loss) before income taxes	4,760	(5,299)	(5,158)
Income tax (expense) benefit	(1,090)	(2,293)	1,985
Net income (loss)	$3,670	$(7,592)	$(3,173)
Net income (loss) available to common stockholders	$3,641	$(28,721)	$(26,791)
Net income (loss) per share
Basic	$0.04	$(0.55)	$(0.58)
Diluted	$0.04	$(0.55)	$(0.58)
Weighted average shares outstanding
Basic	86,495,301	52,339,804	45,933,218
Diluted	90,002,752	52,339,804	45,933,218

See accompanying notes to consolidated financial statements.

Sailpoint technologies Holdings, Inc. and subsidiaries

Consolidated Statements of Redeemable Convertible Preferred Stock and

Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional	Retained earnings	Stockholders'
	Number of shares	Amount	Number of shares	Par value	Number of shares	Amount	paid in capital	(accumulated deficit)	equity (deficit)
			(In thousands, except share data)
Balance at December 31, 2015	222,898	$222,898	44,736,300	$4	—	$—	$2,592	$(14,455)	$(11,859)
Issuance of preferred and common stock, net	1,263	1,263	36,079	—	—	—	66	—	66
Repurchase of preferred and common stock	(174)	(174)	(62,402)	—	—	—	(52)	—	(52)
Exercise of stock options	—	—	10,568	—	—	—	18	—	18
Capital contribution	—	—	—	—	—	—	459	—	459
Stock-based compensation expense	—	—	—	—	—	—	568	—	568
Incentive units vested	—	—	1,676,824	1	—	—	88	—	89
Net loss	—	—	—	—	—	—	—	(3,173)	(3,173)
Balance at December 31, 2016	223,987	$223,987	46,397,369	$5	—	$—	$3,739	$(17,628)	$(13,884)
Issuance of preferred and common stock, net	—	—	15,800,000	1	—	—	171,979	—	171,980
Conversion of preferred stock to common stock upon initial public offering	(223,816)	(173,429)	20,500,400	2	—	—	173,427	—	173,429
Repurchase of preferred and common stock	(171)	(171)	—	—	190,434	(487)	—	—	(487)
Exercise of stock options	—	—	160,680	—	—	—	359	—	359
Preferred dividend payment	—	(50,387)	—	—	—	—	—	—	—
Treasury stock activity	—	—	(112,772)	—	(190,434)	487	(487)	—	—
Stock-based compensation expense	—	—	—	—	—	—	4,514	—	4,514
Incentive units vested	—	—	2,202,449	—	—	—	78	—	78
Net loss	—	—	—	—	—	—	—	(7,592)	(7,592)
Balance at December 31, 2017	—	$—	84,948,126	$8	—	$—	$353,609	$(25,220)	$328,397
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	—	—	—	—	21,761	21,761
Exercise of stock options	—	—	637,188	—	—	—	1,809	—	1,809
Stock-based compensation expense	—	—	—	—	—	—	18,975	—	18,975
Incentive units vested	—	—	1,502,726	1	—	—	77	—	78
Restricted stock units vested, net of tax settlement	—	—	256,325	—	—	—	(348)	—	(348)
Common stock issued under employee stock plans	—	—	167,810	—	—	—	3,351	—	3,351
Net income	—	—	—	—	—	—	—	3,670	3,670
Balance at December 31, 2018	—	$—	87,512,175	$9	—	$—	$377,473	$211	$377,693

See accompanying notes to consolidated financial statements.

Sailpoint technologies HoldingS, Inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Operating activities
Net income (loss)	$3,670	$(7,592)	$(3,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	10,736	10,220	9,982
Amortization of loan origination fees	238	746	749
Amortization of contract acquisition costs	7,753	3,008	1,281
Loss on modification and extinguishment of debt	1,848	1,702	—
(Gain) loss on disposal of fixed assets	(20)	(20)	5
Bad debt expense	2,332	—	—
Stock-based compensation expense	18,975	4,514	568
Deferred taxes	(1,280)	69	(2,537)
Changes in operating assets and liabilities:
Accounts receivable	(31,249)	(24,116)	(17,245)
Prepayments and other current assets	(13,742)	(5,182)	(4,060)
Other non-current assets	(3,599)	(2,453)	(857)
Accounts payable	2,406	1,443	(262)
Accrued expenses and other liabilities	(882)	10,882	1,712
Income taxes	455	614	161
Deferred revenue	39,899	28,021	20,216
Net cash provided by operating activities	37,540	21,856	6,540
Investing activities
Purchase of intangibles	(2,500)	—	—
Purchase of property and equipment	(8,389)	(2,711)	(1,263)
Proceeds from sale of property and equipment	33	190	8
Net cash used in investing activities	(10,856)	(2,521)	(1,255)
Financing activities
Repayments of line of credit	—	—	(10,000)
Proceeds from term loan	—	50,000	115,000
Repayments of term loan	(70,000)	(90,000)	(105,000)
Prepayment penalty and fees	(387)	(1,390)	—
Dividend payments	—	(50,387)	—
Debt issuance costs	—	(1,384)	(3,083)
Proceeds from issuance of equity	3,351	171,980	1,329
Repurchase of equity shares	—	(658)	(226)
Taxes associated with net issuances of shares upon vesting of restricted stock units	(348)	—	—
Exercise of stock options	1,809	359	18
Net cash (used in) provided by financing activities	(65,575)	78,520	(1,962)
Net (decrease) increase in cash, cash equivalents and restricted cash	(38,891)	97,855	3,323
Cash, cash equivalents and restricted cash, beginning of period	116,127	18,272	14,949
Cash, cash equivalents and restricted cash, end of period	$77,236	$116,127	$18,272

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,780	$13,250	$5,848
Cash paid for income taxes	$1,631	$1,612	$406
Tenant improvement allowance	$9,787	$—	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$173,429	$—
Conversion of prepaid incentive units to common stock (Note 10)	$78	$78	$89
Forgiveness of liability to controlling entity	$—	$—	$459

See accompanying notes to consolidated financial statements

Sailpoint technologies HoldingS, Inc. and subsidiaries

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

The Company operates as one operating segment. The Company’s chief operating decision makers, who review financial information presented on a consolidated basis for purposes of making operating decisions, assess financial performance and allocate resources.

Accounting Principles

We adopted the revised revenue recognition accounting standard, codified as Accounting Standards Codification (“ASC”) 606, effective January 1, 2018 on a modified retrospective basis (see Recently Adopted Accounting Pronouncements). Financial results for reporting periods during 2018 are presented in compliance with the revised revenue recognition standard. Historical financial results for reporting periods prior to 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605. These financial statements include additional information regarding the impacts from the adoption of the revised revenue recognition standard on our financial results for the year ended December 31, 2018. This includes the presentation of financial results for the year ended December 31, 2018 under ASC 605 for comparison to the prior year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple performance obligation in revenue recognition, the uncollectible accounts receivable, valuation of long-lived assets, stock-based compensation expense and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

We consider all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. The Company is required to maintain a small amount of restricted cash to guarantee rent payments in a foreign subsidiary as well as $6.0 million of cash collateral for an unconditional standby letter of credit related to the Company’s corporate headquarters lease.

	As of December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents per balance sheet	$70,964	$116,049
Restricted cash per balance sheet	6,272	78
Cash, cash equivalents and restricted cash per cash flow	$77,236	$116,127

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

The Company’s carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of December 31, 2018 and 2017. The carrying value of the Company’s line of credit and long-term debt approximate fair value and were valued using a Level 1 input, specifically the borrowing rates available to the Company at December 31, 2017. There was no line of credit or long-term debt at December 31, 2018.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of December 31, 2018, approximately 11% of the Company’s accounts receivable was from one customer. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company despite the geographic concentrations related to the Company’s customers. There was no concentration of credit risk for customers as of December 31, 2017 as no individual entity represented more than 10% of the balance in accounts receivable. No customer represented more than 10% of revenue in the years ended December 31, 2018, 2017 and 2016. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

The following tables sets forth the Company’s consolidated total revenue by geography:

	Year Ended December 31,
	2018	2018	2017 (1)	2016 (1)
	with adoption (ASC 606)	without adoption (ASC 605)	as previously reported (ASC 605)
	(In thousands)
United States	$171,497	$169,927	$134,676	$92,116
EMEA (2)	49,871	49,854	33,097	25,668
Rest of the World (2)	27,552	28,694	18,283	14,628
Total revenue	$248,920	$248,475	$186,056	$132,412

(1)	The comparative information for years prior to 2018 has not been adjusted to reflect the adoption of the revised standard and is reported on an ASC 605 basis. For additional information see Note 3.
(2)	No single country represented more than 10% of consolidated revenue

Accounts Receivable and Allowance for Doubtful Accounts

The Company continuously assesses the collectability of outstanding customer invoices and in doing so, the Company assesses the need to maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the Company considers factors such as: historical collection experience, a customer’s current creditworthiness, customer concentrations, age of outstanding balances, both individually and in the aggregate, and existing economic conditions. Actual customer collections could differ from the Company’s estimates. The Company determined that an allowance for doubtful accounts was not required for the periods presented. The bad debt expense recognized for the year ended December 31, 2018 was $2.3 million. The bad debt expenses recognized for the years ended December 31, 2017 and 2016 were not material.

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

Property and equipment are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if an impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of the carrying value over the assets fair value. Assets to be disposed of are reported at the lower of carrying value or net realizable value. There were no impairments of property and equipment during the years ended December 31, 2018, 2017 or 2016.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identified net assets acquired. Goodwill and intangible assets that have indefinite lives are not be amortized, but rather tested for impairment annually, as of October 31, or more often if and when events or circumstances indicate that the carrying value may not be recoverable. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. The Step 1 of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any in an amount equal to the excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.

The annual evaluation of goodwill requires the use of estimates about future operating results to determine its estimated fair value. Changes in forecasted operations can materially affect these estimates, which could materially affect our results of operations. The estimate of fair value requires significant judgment and we base our fair value estimates on assumptions that we believe to be reasonable; but that are unpredictable and inherently uncertain, including: estimates of future growth rates, operating margins and assumptions about the overall economic climate as well as the competitive environment. There can be no assurance that our estimates and assumptions made for purposes of our goodwill testing as of the time of testing will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments or anticipated growth rates are not correct, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing, or earlier, if an indicator of an impairment is present prior to our next annual evaluation.

Goodwill is tested on an annual basis during the fourth quarter, or sooner if an indicator of impairment occurs. The company internally monitors business and market conditions for evidence of triggering events. There were no triggering events for any of the asset types during 2018, 2017 or 2016 or any material changes in business trend indicating the need for impairment loss. As of October 31, 2018, the Company performed a qualitative “Step 0” assessment and concluded no impairment for goodwill, was required. Hence, the first and second steps were not required to be performed for 2018. There were no impairments of goodwill during the years ended December 31, 2018, 2017 or 2016.

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Periodically, the Company evaluates the recoverability of its long-lived assets including intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset, or related asset group, to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. The Company did not record any impairments of long-lived assets including intangible assets for the years ended December 31, 2018, 2017 or 2016.

Software Development Costs

Software development costs for products intended to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Technological feasibility is established when a product design and working model have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. To date, the establishment of technological feasibility of the Company’s products and general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant. We have not capitalized any software development costs through December 31, 2018, all such costs have been recorded as research and development expenses, as incurred, in the consolidated statements of operations.

Comprehensive Income (Loss)

The Company has not entered into transactions that require presentation as other comprehensive income (loss). Total comprehensive income (loss) is equal to net income (loss) for all periods presented.

Liquidity

Our principal sources of liquidity have been the net proceeds we received through the sale of our common stock in our initial public offering, other equity financing, and cash generated from our operations. The Company had cash and cash equivalents of approximately $71.0 million at December 31, 2018, which we intend to use for working capital, operating expenses, and capital expenditures. We believe that our existing cash and cash equivalents, net operating cash flows, and revenues will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Item 1A, Part I of this Annual Report on Form 10-K titled “Risk Factors.”

Revenue Recognition ASC 606

Revenue consists of fees for perpetual and term licenses for the Company’s software products, post-contract customer support (referred to as maintenance), software as a service (“SaaS”) and professional services including training and other revenue. We typically recognize license revenue upon delivering the applicable license. The following describes the nature of the Company’s primary types of revenues and the revenue recognition policies as they pertain to the types of transactions the Company enters into with its customers.

License Revenue

License revenue includes perpetual license fees and term license fees which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the use of software. Both revenues from perpetual license and term license performance obligations are generally recognized upfront at the point in time when the software license has been delivered. All license transactions generally include an amount for first-year maintenance at no additional charge, which we recognize as subscription revenue over the term.

Subscription Revenues

Our subscription revenue consists of (i) fees for ongoing maintenance and support of our licensed solutions and (ii) subscription fees for access to, and related support for, our cloud-based solution. We typically invoice subscription fees in advance in annual installments and recognize subscription revenue ratably over the term of the applicable agreement. Subscription revenue include arrangements for software maintenance and technical support for our products and subscription services. Maintenance contracts generally have a term of one year and subscription revenue contracts usually have a term of one to three years which is initially deferred and recognized ratably over the life of the contract. Maintenance services agreements consist of fees for providing software updates on a when and if available basis and for providing technical support for software products for a specified term. We believe that our if available software updates and technical support each have the same pattern of transfer to the customer and are substantially the same. Therefore, we consider these to be a single distinct performance obligation. Therefore, revenue allocated to maintenance services are recognized ratably over the contract term beginning on the delivery date of each offering. Expenses related to maintenance and subscription are recognized as incurred. Unearned maintenance and subscription revenue are included in deferred revenue. The Company’s subscription services arrangements are generally non-cancelable and do not contain refund-type provisions. In instances that subscription services arrangements are deemed cancellable, which is rare, the Company will adjust the transaction price and period for revenue recognition accordingly to be reflective of the contract term in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (ASC 606).

Services and Other Revenues

Services and other revenue consist primarily of fees from professional services provided to our customers and partners to configure and optimize the use of our solutions as well as training services related to the configuration and operation of our platform. The Company’s professional services contracts are either on a time and materials or “consumption based”, fixed fee or prepaid.

Services revenues are generally recognized over time as the services are performed. Revenues for fixed price services and prepaids are generally recognized over time applying input methods to estimate progress to completion.  Revenues for consumption-based services are generally recognized as the services are performed. Training revenues are recognized as the services are performed over time.

Deferred Contract Acquisition Costs

Under ASC 606, sales commissions paid to our sales force and the related employer payroll taxes, collectively “deferred contract acquisition costs”, are considered incremental and recoverable costs of obtaining a contract with a customer. The Company capitalizes and amortizes incremental costs of obtaining a contract, such as certain sales commission costs and related payroll taxes, over the remaining contractual term or over an expected period of benefit. The Company has determined the expected period of benefit to be approximately five years. The current portion of these capitalized costs are recorded in "prepayments and other current assets” and noncurrent portion is included in “other non-current assets”, in our consolidated balance sheet. Previously under ASC 605, the Company generally capitalized deferred contract costs associated with subscription revenues, which were subsequently amortized over the term of the subscription while deferred contract cost related to license revenues were previously recognized as incurred. We determined the period of benefit by taking into consideration our customer contracts, customer turnover rates, the life of our technology and other factors. The Company applies the practical expedient to expense costs as incurred if the expected amortization period is one year or less. Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the accompanying consolidated statements of operations. There were no impairments to deferred contract acquisition costs for all periods presented.

Contract Balances

Deferred revenue

We typically invoice our customers for subscription, maintenance and support fees in advance on either an annual, two- or three-year basis, with payment due at the start of the subscription term. For subscription fees, which includes subscription and maintenance, the timing of payments is typically upfront. Therefore, a contract liability or deferred revenue, is created because payment is made in advance of performance and these performance obligations are satisfied over time. Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Invoice amounts for non-cancelable services starting in future periods are included in contract assets and deferred revenue. The portion of deferred revenue that we anticipate will be recognized within twelve months is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue in the consolidated balance sheets.

Contract assets

Contract assets relate to the Company’s rights to consideration for performance obligations satisfied but not billed at the reporting date on contracts. Contract assets are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepayments and other current assets and other non-current assets in the consolidated balance sheets.

Revenue Recognition ASC 605

Our revenue recognition accounting policy for ASC 605 is shown below. We applied the revenue recognition accounting policy for ASC 605 to our disclosures in Note 3, which include amounts presented for 2018.

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

Revenue is recognized when:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred, or services have been rendered
•	The Company’s price to the buyer is fixed or determinable, and
•	Collectability is probable

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

Cost of Revenue

Cost of revenue for licenses consists of amortization expense for developed technology acquired in business combinations and third-party royalties.

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

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses were approximately $7.3 million, $6.0 million and $4.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in sales and marketing expense.

Stock-Based Compensation

The Company measures stock-based compensation expense for equity instruments granted to employees based upon the estimated fair value of the award at the date of grant and the estimated number of shares ultimately expected to vest. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires us to estimate the expected term, fair value of common stock, expected volatility, expected forfeitures, risk-free interest rate, and dividend yield. We use the simplified method in developing an estimate of the expected term of the stock options, which is calculated as the average of the time to vesting and the contractual life of the options. The expected volatility is based upon the average historical volatility of comparable companies over a period approximately equal to the expected term of the awards. The risk-free interest rate is based on the average interest rate for U.S. Treasury instruments whose term is consistent with the expected term of the options.

Stock-based compensation expense resulting from this valuation is recognized in the consolidated statements of operations on a straight-line basis over the period during which an employee provides the requisite service in exchange for the award. The Company analyzes the facts and circumstances of each equity instrument to determine if modification accounting is required. This analysis includes a review of factors that influence the probability of vesting. If circumstances arise that have changed the probability that an equity instrument will vest, or other factors have triggered a modification, the revised fair value is calculated, and additional stock-based compensation is recognized over the remaining service period of the modified instrument.

The Company estimates potential forfeitures of stock grants and adjust recorded stock-based compensation expense accordingly. The estimate of forfeitures is based on historical experience and is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures will be recognized in the period of change and will impact the amount of stock-based compensation expense to be recognized in future periods. To date, the company has experienced minimal forfeitures.

The Company also offers an Employee Stock Purchase Plan (ESPP) that allows permitted employees to purchase shares by authorizing payroll deductions from 1% to 15% of employee’s eligible compensation during the semi-annual offering period, with an annual cap of $25,000. Unless an employee has previously withdrawn from the offering, the payroll deductions will be used to purchase shares of common stock after the closing of the offering period at a price equal to 85% of the fair market value of the closing price of the shares at the opening or closing of the semi-annual offering period, whichever is lower.

ESPP purchase rights have an expected volatility that is based on the historical volatility of the common stock of a collection of our peers in the market. The expected term represents the period of time the ESPP purchase rights are expected to be outstanding and approximates the offering period.

Foreign Currency Translation

The functional currency of our non-U.S. subsidiaries is the U.S. Dollar; therefore, all gains and losses on currency transactions are expensed as incurred.

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

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders for the period, defined as net income (loss) minus the accretion of dividends on redeemable convertible preferred stock, by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted earnings per share includes the dilutive effect of common stock equivalents and is calculated using the weighted-average number of common stock and the common stock equivalents outstanding during the reporting period. Diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 excludes certain common stock equivalents because their inclusion would be anti-dilutive. In 2017 and 2016, the Company was in a loss position, hence all common stock equivalents were excluded due to their anti-dilutive effect. Our incentive stock units have the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income (loss) per share using the two-class method. Under the two-class method, basic and diluted net income (loss) per share is determined by calculating net income (loss) per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 and subsequent updates thereafter in ASU 2017-13, ASU 2018-10 and ASU 2018-11, Leases (collectively, Accounting Standards Codification 842 or ASC 842). This standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The standard also expands the required quantitative and qualitative disclosures surrounding leases. For public companies, the new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2018.

This standard will be adopted using a modified retrospective transition method with certain practical expedients available for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company currently expects that most of existing operating lease commitments will be subject to the new standard and will be recognized as operating lease liabilities and right-of-use (“ROU”) assets upon our adoption of ASC 842. The Company anticipates this standard will have a material impact on the consolidated balance sheets and will result in the recognition of ROU assets and lease liabilities for leases currently classified as operating leases that are not reported on the balance sheets. While the Company continues to assess the qualitative and quantitative impacts of adopting this standard, the most significant anticipated impact relates to physical office space leases.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606, Revenue from Contracts with Customers. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2018. The Company does not expect any impact upon adoption of ASU 2018-07 on the consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (ASC 718). This standard clarifies which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under ASC 718. An entity is required to account for the effects of a modification unless all of the following conditions are met: (i) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (ii) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (iii) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The new standard is effective for annual period beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The company has adopted this standard retrospectively beginning with the reporting period ended after December 31, 2017. This adoption resulted in no material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (ASC 740): Intra-Entity Transfers of Assets Other Than Inventory. This standard requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. This guidance is effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period. Early adoption is permitted. The company has adopted this standard modified retrospectively beginning with the reporting period ended after December 31, 2017. This adoption resulted in no material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606). ASC 606 supersedes the revenue recognition requirements in Revenue Recognition (ASC 605), also referred as the “prior standard” and requires the recognition of revenue as promised goods or services are transferred to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. ASC 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer. Collectively, we refer to ASC 606 and Subtopic 340-40 as the “revised standard”. As we adopted the revised standard, we updated our accounting policies, systems, internal controls and processes.

Effective July 1, 2018, the Company lost its emerging growth company (“EGC”) status which accelerated the requirement of ASC 606 adoption. As a result, the Company adjusted its previously reported consolidated financial statements effective January 1, 2018. On December 31, 2018, we adopted ASC 606, with an effective date of January 1, 2018 using the modified retrospective transition method, which requires us to evaluate whether any cumulative adjustment is required to be recorded to retained earnings (or accumulated deficit) as a result of applying the provisions set forth under ASC 606 for any existing arrangements not yet completed as of January 1, 2018. We recorded a cumulative adjustment in the amount of approximately $21.8 million, net of tax, to retained earnings (accumulated deficit) as of the January 1, 2018 as a result of applying the modified retrospective transition method. In addition, it is important to note that under the modified retrospective transition method, our prior period results were not re-casted to reflect the revised recognition standard. The reported results for three-month periods ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018 reflect the application of the revised standard as indicated by the “as adjusted”, or “ASC 606”, while the comparative periods for 2017 and prior periods have not been revised to reflect the adoption of the revised standard and remain “as reported”, or “ASC 605”, under the prior standard. Except for the changes discussed with respect to revenue recognition and the related customer acquisition costs, the impact of which is summarized in the tables below, we have consistently applied our accounting policies to all periods presented in our consolidated financial statements for year ended December 31, 2018.

The adoption of the revised standard represents a change in accounting principle with the intent to align revenue recognition and provide financial statement readers with enhanced disclosures. In accordance with the revised standard, revenue is recognized when a customer has the right to obtain control of promised products and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products and services. To achieve this core principle, the Company applies the following five steps:

Identify the contract with a customer

A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the products and services to be transferred and identifies the payment terms related to these products and services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for products and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including the customer’s historical payment experience or, in the case of a new customer, customer creditworthiness assessment and financial information at the outset of entering into the contract.

Identify the performance obligations in the contract

Performance obligations promised in a contract are identified based on the products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the products and services either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products and services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised products and services, the Company applies judgment to determine whether promised products and services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised products and services are accounted for as a combined performance obligation. The Company will evaluate any additional promises for goods and services that may occur in its contracts with customers in accordance with the framework in order to determine if these promises represent performance obligations.

Determine the transaction price

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products and services to the customer. None of the Company's contracts as of January 1, 2018 contained a significant financing component. The Company considered whether there are any items within the contract that should be accounted for as variable consideration. The Company has elected to use the practical expedient for a service contract in which it bills a fixed amount for each hour of service provided, for time and materials services contracts as the amount corresponds with the value of the entity’s performance completed to date, which is needed to use this practical expedient. Because this practical expedient allows an entity to recognize revenue on the basis of invoicing, revenue is recognized by multiplying the price assigned to the goods or services delivered by the measure of progress (i.e., the quantities or units transferred). Therefore, the Company effectively bypasses the steps of determining the transaction price, allocating that transaction price to the performance obligations and determining when to recognize revenue when sold on a stand-alone basis. The Company has elected to utilize the practical expedient related to this performance obligation, if and when applicable.

Fees related to time and materials service represents performance obligation with an undefined quantity of outputs but the contractual rate per output is fixed, the Company has enforceable rights and obligations and the consideration received is contingent upon the quantity completed, the total transaction price would be variable (related to this performance obligation) and the contract has a range of possible transaction prices, and the ultimate consideration will depend on the occurrence or non-occurrence of a future event even though the rate per unit is fixed. The Company noted no other variable consideration in the contracts existed as of the adoption date.

Determining the transaction price requires significant judgment, which is discussed in further detail below. The Company has determined that its contracts generally do not include a significant financing component. The primary purpose of the Company's invoicing terms is to provide customers with simplified and predictable ways of purchasing its solutions, not to receive financing from customers or to provide customers with financing. Examples of such terms include invoicing at the beginning of a subscription term with revenue recognized ratably over the contract period. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether transfer of control to customers has occurred.

Allocate the transaction price to the performance obligations in the contract

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company determines standalone selling price based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past standalone transactions, the Company estimates the standalone selling price taking into account available information such as past transactions, market conditions and internally approved pricing guidelines related to the performance obligations.

Recognize revenue when or as the Company satisfies a performance obligation

The Company satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised products and services to a customer.

Upon adoption of the revised standard, the Company’s revenue recognition policy was modified in the following ways:

The core principle of the standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration (that is, payment) to which the company expects to be entitled in exchange for those goods or services. The most significant impacts of the revised standard to the Company relate to the timing of revenue recognition for arrangements involving term licenses and treatment of deferred contract acquisition costs.

At contract inception, the Company assesses the products and services promised in its contracts with customers and identifies a performance obligation for each promise to transfer to the customer a product or service (or bundle of products or services) that is distinct – i.e., if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company has contracts with customers that may have multiple performance obligations, including some or all of the following: software licenses, maintenance, subscriptions, professional services and or training. For these contracts, the Company accounts for individual performance obligations separately if they are distinct within the context of the contract by allocating the contract's total transaction price to each performance obligation in an amount based on the relative standalone selling price, or “SSP”, of each distinct good or service in the contract.

In order to determine the SSP of its promised goods or services, the Company conducts an annual analysis to determine whether its goods or services have an observable SSP. In determining SSP, the Company requires that a substantial majority of the standalone selling prices for a goods or service that fall within a reasonably narrow pricing range. If the Company does not have a directly observable standalone selling price for a particular good or service, then the Company estimates a standalone selling price by our overall pricing objectives, taking into consideration market factors, pricing practices including historical discounting, historical standalone sales of similar products, customer demographics, geographic locations, and the number and types of users within our contracts. The determination of standalone selling price is made by the Company’s management. Selling prices are analyzed at least on an annual basis to identify if the Company has experienced significant changes in its selling prices.

The Company allocates the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis and recognizes revenue when or as it satisfies a performance obligation by transferring control of a product or service to a customer.

Taxes collected from customers and remitted to governmental authorities are not included in revenue. The Company does not incur shipping and handling for its goods as they are generally delivered to a customer electronically.

The Company notes that it does not believe that it currently has any rights to return that would result in a material impact to revenues.

Other considerations

The Company evaluates whether it is the principal (i.e., report revenues on a gross basis) or agent (i.e., report revenues on a net basis) for vendor reseller agreements. Generally, the Company reports revenues from these types of contracts on a gross basis, meaning the amounts billed to customers are recorded as revenues, and direct expenses incurred are recorded as cost of revenues. Where the Company is the principal, it first obtains control of the inputs to the specific good or service and directs their use to create the combined output. The Company's control is evidenced by its involvement in the integration of the good or service on its platform before it is transferred to its customers and is further supported by the Company being primarily responsible to its customers and having a level of discretion in establishing pricing.

Practical expedients elected

The Company elected to use the following practical expedients upon adoption of the revised standard:

•

To use an output method to measure progress toward completion of a performance obligation that is satisfied for a service contract in which it bills a fixed amount for each hour of service provided, with respect to time and material and consumption-based services contracts.

•

To include analysis of significant financing components only if the time between when the company transfers promised goods or services to a customer and when the customer pays for that good or service extends beyond one year.

•	To account for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost and not a performance obligation.

•	To immediately recognize expense for the contract acquisition costs when the asset that would have resulted from capitalizing such costs would have been amortized in one year or less.
•	To exclude sales taxes and similar taxes from the measurement of transaction price

Reclassifications

Certain reclassifications to December 31, 2017 and 2016 year end balances were made to conform to the current period presentation in the consolidated balance sheets and consolidated statements of cash flows. These reclassifications include amortization of contract acquisition costs and prepayments and other current assets.

3. Revenue Recognition

ASC 606 Adoption and Impact to Previously Reported Results

The Company adopted the revised standard as of January 1, 2018, utilizing the modified retrospective transition method for all contracts not completed as of the date of adoption. For contracts that were originated before the effective date, the Company reflected the aggregate effect of all modifications when identifying the performance obligations and allocating the transaction price in accordance with the practical expedients elected. As a result, the Company recognized the cumulative effect of initially applying the revised standard as an adjustment to the opening balance of retained earnings (accumulated deficit) on January 1, 2018. The comparative information for 2017 and prior periods has not been adjusted to reflect the adoption of the revised standard and remains as presented under the prior standard. The details of the revised policy with significant changes and quantitative impacts of the changes are described in a separate note below.

Effective July 1, 2018, the Company lost its EGC status which accelerated the requirement of ASC 606 adoption. As a result, the Company adjusted its previously reported interim financial statements effective January 1, 2018.  As of January 1, 2018, the adoption of the revised standard resulted in the following:

•	An increase in deferred customer acquisition cost of $16.2 million, of which $3.2 million is reported in prepayments and other current assets and $13.0 million is reported in other non-current assets
•	Recorded a contract asset of $2.8 million, of which $2.6 million is reported in prepayments and other current assets and $0.2 million is reclassed to other non-current assets
•	A decrease in accounts receivable of $0.4 million
•	A decrease in short-term deferred revenues of $9.5 million
•	An increase in long-term deferred revenues of $0.8 million
•	A net increase of $5.7 million in deferred tax liabilities,
•	A decrease of $21.8 million in accumulated deficit

These adjustments are as a result of the capitalization of customer acquisition costs, primarily deferred contract acquisition costs, and the upfront recognition of license revenues from term licenses. The cumulative impact to the Company’s accumulated deficit as of January 1, 2018 is a decrease of $21.8 million as prescribed in the table below (in thousands):

	December 31, 2017		January 1, 2018
	As reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)
Assets
Current assets
Cash and cash equivalents	$116,049	$—	$116,049
Restricted cash	78	—	78
Accounts receivable	72,907	(355)	72,552
Prepayments and other current assets	10,013	5,848	15,861
Total current assets	199,047	5,493	204,540
Property and equipment, net	3,018	—	3,018
Deferred tax asset - non-current	264	(264)	—
Other non-current assets	3,542	13,232	16,774
Goodwill	219,377	—	219,377
Intangible assets, net	81,185	—	81,185
Total assets	$506,433	$18,461	$524,894
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,231	$—	$2,231
Accrued expenses and other liabilities	22,636	—	22,636
Income taxes payable	1,688	—	1,688
Deferred revenue - current	73,671	(9,508)	64,163
Total current liabilities	100,226	(9,508)	90,718
Deferred tax liability - non-current	—	5,422	5,422
Long-term debt	68,329	—	68,329
Other long-term liabilities	27	—	27
Deferred revenue - non-current	9,454	786	10,240
Total liabilities	178,036	(3,300)	174,736
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value	8	—	8
Preferred stock, $0.0001 par value,	—	—	—
Additional paid in capital	353,609	—	353,609
Accumulated deficit	(25,220)	21,761	(3,459)
Total stockholders' equity	328,397	21,761	350,158
Total liabilities and stockholders’ equity	$506,433	$18,461	$524,894

Unaudited consolidated statement of financial position which reflect the adoption of ASC 606 are as follows by quarter (in thousands):

	March 31, 2018			June 30, 2018
	As previously reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)	As previously reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)
Assets
Current assets
Cash and cash equivalents	$130,859	$—	$130,859	$81,809	$—	$81,809
Restricted cash	126	—	126	120	—	120
Accounts receivable	55,997	(697)	55,300	55,196	(689)	54,507
Prepayments and other current assets	9,094	7,369	16,463	9,784	7,545	17,329
Income taxes receivable	—	1,164	1,164	—	5,841	5,841
Total current assets	196,076	7,836	203,912	146,909	12,697	159,606
Property and equipment, net	3,126	—	3,126	3,595	—	3,595
Deferred tax asset - non-current	264	(264)	—	264	(264)	—
Other non-current assets	3,106	13,090	16,196	3,328	14,101	17,429
Goodwill	219,377	—	219,377	219,377	—	219,377
Intangible assets, net	78,979	—	78,979	76,773	—	76,773
Total assets	500,928	20,662	521,590	450,246	26,534	476,780
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	1,872	—	1,872	2,894	—	2,894
Accrued expenses and other liabilities	12,012	(867)	11,145	14,106	(1,467)	12,639
Income taxes payable	1,918	(1,918)	—	1,423	(1,423)	—
Deferred revenue - current	75,883	(7,144)	68,739	81,322	(6,079)	75,243
Total current liabilities	91,685	(9,929)	81,756	99,745	(8,969)	90,776
Deferred tax liability - non-current	—	5,422	5,422	—	5,422	5,422
Long-term debt	68,321	—	68,321	9,640	—	9,640
Other long-term liabilities	65	—	65	51	—	51
Deferred revenue - non-current	13,175	(256)	12,919	13,817	(12)	13,805
Total liabilities	173,246	(4,763)	168,483	123,253	(3,559)	119,694
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value	9	—	9	9	—	9
Preferred stock, $0.0001 par value	—	—	—	—	—	—
Additional paid in capital	358,858	—	358,858	363,818	—	363,818
Accumulated deficit	(31,185)	25,425	(5,760)	(36,834)	30,093	(6,741)
Total stockholders' equity	327,682	25,425	353,107	326,993	30,093	357,086
Total liabilities and stockholders’ equity	$500,928	$20,662	$521,590	$450,246	$26,534	$476,780

	September 30, 2018			December 31, 2018
	As previously reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)	Presented without adoption (ASC 605)	Impact of adoption	As adjusted with adoption (ASC 606)
Assets
Current assets
Cash and cash equivalents	$83,315	$—	$83,315	$70,964	$—	$70,964
Restricted cash	121	—	121	6,272	—	6,272
Accounts receivable	71,316	(551)	70,765	102,188	(719)	101,469
Prepayments and other current assets	11,743	6,702	18,445	10,982	10,868	21,850
Income taxes receivable	—	3,399	3,399	—	—	—
Total current assets	166,495	9,550	176,045	190,406	10,149	200,555
Property and equipment, net	10,103	—	10,103	19,268	—	19,268
Deferred tax asset - non-current	264	(264)	—	736	(736)	—
Other non-current assets	3,236	15,107	18,343	7,853	12,521	20,374
Goodwill	219,377	—	219,377	219,377	—	219,377
Intangible assets, net	74,567	—	74,567	74,860	—	74,860
Total assets	474,042	24,393	498,435	512,500	21,934	534,434
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	3,036	—	3,036	4,636	—	4,636
Accrued expenses and other liabilities	18,623	(1,076)	17,547	21,886	(155)	21,731
Income taxes payable	2,099	(2,099)	—	2,037	106	2,143
Deferred revenue - current	86,679	(6,432)	80,247	102,996	(7,077)	95,919
Current portion of long-term debt	9,669	—	9,669	—	—	—
Total current liabilities	120,106	(9,607)	110,499	131,555	(7,126)	124,429
Deferred tax liability - non-current	—	5,422	5,422	—	4,142	4,142
Long-term debt	—	—	—	—	—	—
Other long-term liabilities	4,404	—	4,404	9,824	(36)	9,788
Deferred revenue - non-current	13,976	(22)	13,954	21,191	(2,809)	18,382
Total liabilities	138,486	(4,207)	134,279	162,570	(5,829)	156,741
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value	9	—	9	9	—	9
Preferred stock, $0.0001 par value	—	—	—	—	—	—
Additional paid in capital	369,079	—	369,079	377,473	—	377,473
(Accumulated deficit) retained earnings	(33,532)	28,600	(4,932)	(27,552)	27,763	211
Total stockholders' equity	335,556	28,600	364,156	349,930	27,763	377,693
Total liabilities and stockholders’ equity	$474,042	$24,393	$498,435	$512,500	$21,934	$534,434

Select unaudited consolidated statement of operations which reflect the adoption of ASC 606 are as follows (in thousands, except share and per share data):

	Three Month Ended
	March 31, 2018
	As previously reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)
Revenue
Licenses	$16,987	$(179)	$16,808
Subscription	23,005	(500)	22,505
Services and other	9,722	(94)	9,628
Total revenue	49,714	(773)	48,941
Cost of revenue
Licenses	1,138	—	1,138
Subscription	4,658	—	4,658
Services and other	6,974	—	6,974
Total cost of revenue	12,770	—	12,770
Gross profit	36,944	(773)	36,171
Operating expenses
Research and development	9,762	—	9,762
General and administrative	7,657	—	7,657
Sales and marketing	23,815	(1,356)	22,459
Total operating expenses	41,234	(1,356)	39,878
Loss from operations	(4,290)	583	(3,707)
Other expense, net:
Interest expense, net	(1,178)	—	(1,178)
Other, net	(147)	—	(147)
Total other expense, net	(1,325)	—	(1,325)
Loss before income taxes	(5,615)	583	(5,032)
Income tax (expense) benefit	(352)	3,082	2,730
Net loss	$(5,967)	$3,665	$(2,302)
Net loss per share
Basic	$(0.07)	$0.04	$(0.03)
Diluted	$(0.07)	$0.04	$(0.03)
Weighted average shares outstanding
Basic	85,719,240	—	85,719,240
Diluted	85,719,240	—	85,719,240

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	As previously reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)	As previously reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)
Revenue
Licenses	$19,128	$492	$19,620	$36,115	$313	$36,428
Subscription	25,051	(941)	24,110	48,056	(1,441)	46,615
Services and other	10,381	(455)	9,926	20,103	(549)	19,554
Total revenue	54,560	(904)	53,656	104,274	(1,677)	102,597
Cost of revenue
Licenses	1,260	—	1,260	2,398	—	2,398
Subscription	4,919	—	4,919	9,577	—	9,577
Services and other	7,197	—	7,197	14,171	—	14,171
Total cost of revenue	13,376	—	13,376	26,146	—	26,146
Gross profit	41,184	(904)	40,280	78,128	(1,677)	76,451
Operating expenses
Research and development	10,115	—	10,115	19,877	—	19,877
General and administrative	7,743	—	7,743	15,400	—	15,400
Sales and marketing	25,163	(1,389)	23,774	48,978	(2,745)	46,233
Total operating expenses	43,021	(1,389)	41,632	84,255	(2,745)	81,510
Loss from operations	(1,837)	485	(1,352)	(6,127)	1,068	(5,059)
Other expense, net:
Interest expense, net	(2,800)	—	(2,800)	(3,978)	—	(3,978)
Other, net	(569)	—	(569)	(716)	—	(716)
Total other expense, net	(3,369)	—	(3,369)	(4,694)	—	(4,694)
Loss before income taxes	(5,206)	485	(4,721)	(10,821)	1,068	(9,753)
Income tax (expense) benefit	(441)	4,183	3,742	(793)	7,265	6,472
Net loss	$(5,647)	$4,668	$(979)	$(11,614)	$8,333	$(3,281)
Net loss per share
Basic	$(0.07)	$0.06	$(0.01)	$(0.14)	$0.10	$(0.04)
Diluted	$(0.07)	$0.06	$(0.01)	$(0.14)	$0.10	$(0.04)
Weighted average shares outstanding
Basic	86,246,056	—	86,246,056	85,984,103	—	85,984,103
Diluted	86,246,056	—	86,246,056	85,984,103	—	85,984,103

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	As previously reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)	As previously reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)
Revenue
Licenses	$28,131	$(108)	$28,023	$64,246	$205	$64,451
Subscription	28,461	(545)	27,916	76,517	(1,986)	74,531
Services and other	9,827	(31)	9,796	29,930	(580)	29,350
Total revenue	66,419	(684)	65,735	170,693	(2,361)	168,332
Cost of revenue
Licenses	1,145	—	1,145	3,543	—	3,543
Subscription	5,252	—	5,252	14,829	—	14,829
Services and other	7,617	—	7,617	21,788	—	21,788
Total cost of revenue	14,014	—	14,014	40,160	—	40,160
Gross profit	52,405	(684)	51,721	130,533	(2,361)	128,172
Operating expenses
Research and development	11,474	—	11,474	31,351	—	31,351
General and administrative	8,763	—	8,763	24,163	—	24,163
Sales and marketing	27,658	(957)	26,701	76,636	(3,702)	72,934
Total operating expenses	47,895	(957)	46,938	132,150	(3,702)	128,448
Income (loss) from operations	4,510	273	4,783	(1,617)	1,341	(276)
Other expense, net:
Interest expense, net	(202)	—	(202)	(4,180)	—	(4,180)
Other, net	(388)	—	(388)	(1,104)	—	(1,104)
Total other expense, net	(590)	—	(590)	(5,284)	—	(5,284)
Income (loss) before income taxes	3,920	273	4,193	(6,901)	1,341	(5,560)
Income tax (expense) benefit	(618)	(1,767)	(2,385)	(1,411)	5,498	4,087
Net income (loss)	$3,302	$(1,494)	$1,808	$(8,312)	$6,839	$(1,473)
Net income (loss) per share
Basic	$0.04	$(0.02)	$0.02	$(0.10)	$0.08	$(0.02)
Diluted	$0.04	$(0.02)	$0.02	$(0.10)	$0.08	$(0.02)
Weighted average shares outstanding
Basic	86,825,168	—	86,825,168	86,267,539	—	86,267,539
Diluted	90,355,212	—	90,355,212	86,267,539	—	86,267,539

	Three Months Ended			Year Ended
	December 31, 2018			December 31, 2018
	Presented without adoption (ASC 605)	Impact of adoption	As adjusted with adoption (ASC 606)	Presented without adoption (ASC 605)	Impact of adoption	As adjusted with adoption (ASC 606)
Revenue
Licenses	$37,447	$3,102	$40,549	$101,693	$3,307	$105,000
Subscription	30,015	(513)	29,502	106,532	(2,499)	104,033
Services and other	10,320	217	10,537	40,250	(363)	39,887
Total revenue	77,782	2,806	80,588	248,475	445	248,920
Cost of revenue
Licenses	1,091	—	1,091	4,634	—	4,634
Subscription	5,905	—	5,905	20,734	—	20,734
Services and other	7,514	—	7,514	29,302	—	29,302
Total cost of revenue	14,510	—	14,510	54,670	—	54,670
Gross profit	63,272	2,806	66,078	193,805	445	194,250
Operating expenses
Research and development	11,803	—	11,803	43,154	—	43,154
General and administrative	10,618	—	10,618	34,781	—	34,781
Sales and marketing	33,623	(1,155)	32,468	110,259	(4,857)	105,402
Total operating expenses	56,044	(1,155)	54,889	188,194	(4,857)	183,337
Income from operations	7,228	3,961	11,189	5,611	5,302	10,913
Other expense, net:
Interest expense, net	(527)	—	(527)	(4,707)	—	(4,707)
Other, net	(342)	—	(342)	(1,446)	—	(1,446)
Total other expense, net	(869)	—	(869)	(6,153)	—	(6,153)
Income before income taxes	6,359	3,961	10,320	(542)	5,302	4,760
Income tax expense (benefit)	(380)	(4,797)	(5,177)	(1,791)	701	(1,090)
Net income (loss)	$5,979	$(836)	$5,143	$(2,333)	$6,003	$3,670
Net income per share
Basic	$0.07	$(0.01)	$0.06	$(0.03)	$0.07	$0.04
Diluted	$0.07	$(0.01)	$0.06	$(0.03)	$0.07	$0.04
Weighted average shares outstanding
Basic	87,171,161	—	87,171,161	86,495,301	—	86,495,301
Diluted	90,234,993	—	90,234,993	86,495,301	3,507,451	90,002,752

Adoption of the revised standard related to revenue recognition had no impact to financing or investing cash flows on the Company’s consolidated statements of cash flows. Selected unaudited consolidated statement of cash flows line items which reflect the adoption of ASC 606 are as follows (in thousands):

	Three Months Ended
	March 31, 2018
	As previously reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)
Operating activities
Net loss	$(5,967)	$3,665	$(2,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	2,628	—	2,628
Amortization of loan origination fees	108	—	108
Amortization of contract acquisition costs	1,139	536	1,675
Gain on disposal of fixed assets	(4)	—	(4)
Stock-based compensation expense	5,139	—	5,139
Changes in operating assets and liabilities:
Accounts receivable	16,910	342	17,252
Prepayments and other current assets	(220)	(2,057)	(2,277)
Other non-current assets	436	142	578
Accounts payable	(358)	—	(358)
Accrued expenses and other liabilities	(10,651)	(868)	(11,519)
Income taxes	230	(3,082)	(2,852)
Deferred revenue	5,932	1,322	7,254
Net cash provided by operating activities	$15,322	$—	$15,322

	Six Months Ended
	June 30, 2018
	As previously reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)
Operating activities
Net loss	$(11,614)	$8,333	$(3,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	5,278	—	5,278
Amortization of loan origination fees	191	—	191
Amortization of contract acquisition costs	2,007	1,394	3,401
Loss on modification and partial extinguishment of debt	1,536	—	1,536
Gain on disposal of fixed assets	(48)	—	(48)
Stock-based compensation expense	9,255	—	9,255
Changes in operating assets and liabilities:
Accounts receivable	17,711	333	18,044
Prepayments and other current assets	(1,778)	(3,091)	(4,869)
Other non-current assets	214	(869)	(655)
Accounts payable	663	—	663
Accrued expenses and other liabilities	(8,557)	(1,467)	(10,024)
Income taxes	(264)	(7,265)	(7,529)
Deferred revenue	12,013	2,632	14,645
Net cash provided by operating activities	$26,607	$—	$26,607

	Nine Months Ended
	September 30, 2018
	As previously reported (ASC 605)	Impact of adoption	As adjusted (ASC 606)
Operating activities
Net loss	$(8,312)	$6,839	$(1,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	7,977	—	7,977
Amortization of loan origination fees	220	—	220
Amortization of contract acquisition costs	3,001	2,555	5,556
Loss on modification and partial extinguishment of debt	1,536	—	1,536
Gain on disposal of fixed assets	(36)	—	(36)
Bad debt	299	—	299
Stock-based compensation expense	14,138	—	14,138
Changes in operating assets and liabilities:
Accounts receivable	1,292	195	1,487
Prepayments and other current assets	(4,731)	(3,409)	(8,140)
Other non-current assets	306	(1,873)	(1,567)
Accounts payable	805	—	805
Accrued expenses and other liabilities	(4,078)	(1,077)	(5,155)
Income taxes	411	(5,498)	(5,087)
Deferred revenue	17,530	2,268	19,798
Net cash provided by operating activities	$30,358	$—	$30,358

	Year Ended
	December 31, 2018
	Presented without adoption (ASC 605)	Impact of adoption	As adjusted with adoption (ASC 606)
Operating activities
Net income	$(2,333)	$6,003	$3,670
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	10,736	—	10,736
Amortization of loan origination fees	238	—	238
Amortization of contract acquisition costs	3,889	3,864	7,753
Loss on modification and extinguishment of debt	1,848	—	1,848
(Gain) loss on disposal of fixed assets	(20)	—	(20)
Bad debt expense	2,332	—	2,332
Stock-based compensation expense	18,975	—	18,975
Deferred taxes	(471)	(809)	(1,280)
Changes in operating assets and liabilities:
Accounts receivable	(31,613)	364	(31,249)
Prepayments and other current assets	(4,858)	(8,884)	(13,742)
Other non-current assets	(4,310)	711	(3,599)
Accounts payable	2,406	—	2,406
Accrued expenses and other liabilities	(690)	(192)	(882)
Income taxes	349	106	455
Deferred revenue	41,062	(1,163)	39,899
Net cash provided by operating activities	37,540	—	37,540

Disaggregation of revenue

The Company’s revenue by geographic region based on the customer’s location is presented in Footnote 14.

The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	Year Ended December 31, 2018
	License	Subscription	Services and other
	(in thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$105,000	$—	$—
Revenue recognized over time	—	104,033	39,887
Total revenue	$105,000	$104,033	$39,887

Contract Balances

A summary of the activity impacting our contract balances during year ended December 31, 2018 is presented below (in thousands):

Contract acquisition costs
Balances at December 31, 2017	$5,949
Adoption of ASC 606	16,199
Additional deferred contract acquisition costs	1,439
Amortization of deferred contract acquisition costs	(1,675)
Balances at March 31, 2018	21,912
Additional deferred contract acquisition costs	3,096
Amortization of deferred contract acquisition costs	(1,726)
Balances at June 30, 2018	23,282
Additional deferred contract acquisition costs	3,345
Amortization of deferred contract acquisition costs	(2,155)
Balances at September 30, 2018	24,472
Additional deferred contract acquisition costs	5,768
Amortization of deferred contract acquisition costs	(2,197)
Balances at December 31, 2018	$28,043

	Deferred revenue (current)	Deferred revenue (non-current)
Balances at December 31, 2017	$73,671	$9,454
Adoption of ASC 606	(9,508)	786
Increase (decrease), net	4,576	2,679
Balances at March 31, 2018	68,739	12,919
Increase (decrease), net	6,504	886
Balances at June 30, 2018	75,243	13,805
Increase (decrease), net	5,004	149
Balances at September 30, 2018	80,247	13,954
Increase (decrease), net	15,672	4,428
Balances at December 31, 2018	$95,919	$18,382

The deferred revenue balance decreased as of January 1, 2018 primarily due to the impacts of upfront recognition of term license revenue which were delivered prior to January 1, 2018, and from allocation of transaction prices based on performance obligations on revised standalone selling price (SSP) methodologies. Under the prior standard, the entire transaction fee was recognized ratably, however the revised standard requires upfront recognition of a portion of the transaction price allocated to the term license delivered at the inception of the arrangement. Revenue recognized during the 2018 reporting period that was previously deferred at January 1, 2018 was $75.0 million. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance and the customer billings.

Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at contract level, and typically result from sales contracts when revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. The contract assets are transferred to accounts receivable when the rights become unconditional. During the year ended December 31, 2018, other significant changes to the opening and closing balances include contract assets of $6.3 million that were reclassified to receivables.  During the year ended December 31, 2018, there were no impairment losses recognized on contract assets.

Remaining performance obligation

The Company applied the practical expedient in accordance with ASC 606 to exclude contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. This primarily consists of professional services contracts that are on a time-and-material basis and for contracts with an original expected length of one year or less.

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. Remaining performance obligations represent contracted revenue that has not yet been recognized and include deferred revenues, invoices that have been issued to customers but have not been recognized as revenues and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2018, amounts allocated to these additional contractual obligations are $165.1 million, of which we expect to recognize $109.7 million as revenue over the next 12 months with the remaining amount thereafter.

Assets Recognized from the Costs to Obtain our Contracts with Customers

As of December 31, 2018, $8.4 million of our deferred contract acquisition costs that are expected to be amortized within the next 12 months and therefore are included in prepayments and other current assets. The remaining amount of our deferred contract acquisition costs are included in other non-current assets. There were no impairments of assets related to deferred contract acquisition costs during the year ended December 31, 2018.

The cumulative adjustment to our deferred cost balance as of January 1, 2018 represents the incremental cost to obtain contracts for contracts which were not complete as of the adoption date, that were expensed pursuant to the prior standard but require capitalization under the revised standard.

Deferred contract acquisition costs, which primarily consist of cumulative capitalized incremental costs to obtain contracts were $28.0 million as of December 31, 2018 and $22.1 million as of January 1, 2018, of which $16.2 million was due to the adoption of the revised standard. For the year ended December 31, 2018, amortization of deferred contract acquisition costs of $7.8 million were recorded, and there were no impairments of deferred contract acquisition costs.

4. Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The carrying amount of goodwill was $219.4 million at December 31, 2018 and 2017 as there has been no acquisition activity in these periods. All goodwill balances are subject to annual goodwill impairment testing. As of October 31, 2018, the Company performed a qualitative analysis and concluded that no impairment for goodwill, including intangibles, was required. Hence, the step one and step two analysis were not performed for 2018. A two-step impairment analysis was conducted in the years ended December 31, 2017 and 2016. There were no impairments of goodwill during the years ended December 31, 2018, 2017 and 2016.

5. Intangible Assets

Total cost and amortization of intangible assets comprised of the following:

		As of December 31,
	Weighted Average Useful Life	2018	2017
Intangible assets, net	(In years)	(In thousands)
Customer lists	15	$42,500	$42,500
Developed technology	9.6	42,000	42,000
Trade names and trademarks	17	24,500	24,500
Order backlog	1.5	1,100	1,100
Non-competition agreements and other related items	4.9	3,310	810
Total intangible assets		113,410	110,910
Less: Accumulated amortization		(38,550)	(29,725)
Total intangible assets, net		$74,860	$81,185

In December 2018, the Company purchased certain technology patents from an unrelated third party for approximately $2.5 million. These patents pertain to technology that the Company plans to use by incorporating into or expanding its current products and will be amortized on a straight-line basis over five years. Amortization expense is included in the consolidated statements of operations for each of the years ended December 31, 2018, 2017 and 2016, respectively, as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cost of revenue - licenses	$4,032	$4,032	$4,032
Cost of revenue - subscription	384	384	384
Research and development	136	149	162
General and administrative	—	—	100
Sales and marketing	4,273	4,276	4,414
Total amortization of intangibles	$8,825	$8,841	$9,092

Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments for intangible assets during the years ended December 31, 2018, 2017 and 2016.

The total estimated future amortization expense of these intangible assets as of December 31, 2018 is as follows:

Year ending December 31,	(In thousands)
2019	$9,325
2020	9,262
2021	9,189
2022	8,861
2023	8,475
Thereafter	29,748
Total amortization expense	$74,860

6. Commitments and Contingencies

Operating Leases

The Company leases its facilities under non-cancelable operating lease agreements. The majority of these agreements include a renewal option, and/or require the Company to pay taxes, insurance, and maintenance costs, which are not included in the table below. Certain of these facility leases contain predetermined fixed escalations of the minimum rentals, and the Company recognizes expense for these leases on a straight-line basis. The difference between the recognized rental expense and amounts payable under the lease is recorded as deferred rent included in other long-term liabilities on the accompanying consolidated balance sheets.

Future minimum annual lease payments under these non-cancelable operating leases and contractual commitments, including hosting service agreements, as of December 31, 2018 are as follows (in thousands):

Year ending December 31,	Operating leases	Contractual commitments
2019	$3,112	$6,006
2020	4,454	2,577
2021	4,997	130
2022	4,921	—
2023	4,552	—
Thereafter	27,575	—
Total minimum lease payments	$49,611	$8,713

Rent expense under all operating leases was approximately $3.8 million, $2.9 million and $1.8 million, for the years ended December 31, 2018, 2017 and 2016, respectively. The Company had a deferred rent balance of approximately $1.4 million as of December 31, 2017, which is included in accrued expenses and other liabilities on the accompanying consolidated balance sheets. The deferred rent balance as of December 31, 2018 was $9.8 million, included in other long-term liabilities on the accompanying consolidated balance sheets.

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

The Company includes service level commitments to our cloud customers warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those levels. To date, the Company has not incurred any material costs as a result of these commitments, and we expect the time between any potential claims and issuance of the credits to be short. As a result, we have not accrued any liabilities related to these commitments in our consolidated financial statements.

Litigation Claims and Assessments

The Company is subject to claims and suits that may arise from time to time in the ordinary course of business. In addition, some legal actions, claims and governmental inquiries may be instituted or asserted in the future against us and our subsidiaries. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based upon current information, we do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our consolidated financial statements.

7. Line of Credit and Long-Term Debt

In August 2016, the Company entered into a senior secured credit facility with a financial institution in the amount of $120.0 million, consisting of a term loan facility of $115.0 million and a revolving loan facility of up to $5.0 million. The credit facility established first security for the financial institution over all assets of the Company and is subject to certain financial covenants. Borrowings under this agreement bear interest based on the adjusted LIBOR rate, as defined in the agreement with a 1% floor, plus an applicable margin of 8.0%. The maturity date on the term loan was August 16, 2021, with principal payment due in full on maturity date, and interest payments due quarterly. The agreement also required prepayments in the case of certain events including: asset sales in excess of $1 million, proceeds from an initial public offering (“IPO”), proceeds in excess of $1 million from an insurance settlement, or proceeds from a new debt agreement. Beginning with the year ended December 31, 2017, an additional prepayment was incurred due related to excess cash flow for the respective measurement periods.

On June 28, 2017, the Company amended and restated its loan agreement to enter into a series of transactions in which the Company incurred $50.0 million of incremental debt which expanded the current facility to $167.5 million consisting of a $160.0 million term loan and a $7.5 million revolving credit facility, undrawn at close. Proceeds were used to partially fund $50.4 million in accumulated preferred stock dividends for shares of preferred stock through December 15, 2016. Borrowings bear interest based on the adjusted LIBOR rate, as defined in the agreement with a 1% floor, plus an applicable margin of 7.0%. The rate prevalent at December 31, 2017 was 8%, consisting of the 1% floor plus 7% margin. The maturity date on the term loan remained August 16, 2021, with principal payment due in full at maturity and interest payments due quarterly.

In 2017, the Company amended its existing credit facility in connection with the consummation of its initial public offering. Such amendment required that the Company use a portion of its net proceeds to repay $90.0 million of borrowings outstanding under our term loan facility to reduce the aggregate outstanding principal amount thereof to $70.0 million. This repayment was subject to a prepayment premium of 1.50%, approximately $1.4 million, which is recorded as interest expense. As a result of this paydown, the Company incurred a $1.7 million loss on the modification and partial extinguishment of debt which was also recorded as interest expense in the accompanying consolidated statements of operations for the year ended December 31, 2017.

In 2017, the Company incurred total debt issuance costs of $4.5 million in connection with these loan and security agreements, of which $1.4 million relates to the modified agreement. These costs were to be amortized to interest expense over the life of the debt on a straight-line basis, which approximates the effective interest rate method. Amortization of debt issuance costs for existing loan and security agreement for the years ended December 31, 2018 and 2017 were approximately $0.2 million and $0.7 million respectively, was recorded in interest expense in the accompanying consolidated statements of operations. As of December 31, 2017, the consolidated balance sheet included unamortized debt issuance costs of approximately $1.8 million included in long-term debt.

The outstanding balance of the term loan at December 31, 2017 was $70.0 million. On June 29, 2018, the Company voluntarily prepaid $60.0 million of the borrowings outstanding under its remaining term loan to reduce the aggregate outstanding principal balance to $10.0 million. On November 29, 2018, the Company repaid the remaining balance of borrowings outstanding under the term loan facility and terminated the credit facility. The 2018 repayments were subject to a prepayment premium of 0.50%. The Company paid approximately $0.4 million in prepayment premiums as a result of the prepayments, which is recorded as interest expense in the consolidated statements of operations. In connection with the debt paydowns, the Company incurred a $1.8 million loss on the modification and extinguishment of debt which is also recorded as interest expense.

On October 5, 2017, in connection with our corporate headquarters lease, a standby letter of credit in the amount of $6.0 million was executed. On November 29, 2018, as a result of the prepayment of the term loan, the standby letter of credit was cancelled and replaced by the 2018 Letter of Credit on behalf of the Company by U.S. Bank National Association. The 2018 Letter of Credit is an irrevocable, cash collateralized, unconditional standby letter of credit in an aggregate amount of $6.0 million under the Company’s corporate headquarters lease. The cash used as collateral is included as restricted cash on the balance sheet as of December 31, 2018.

8. Related Party Transactions

In 2016, the Company entered into agreements totaling approximately $626,000 with certain non-executive employees related to their personal tax liabilities. These agreements will be forgiven over a three-year period, beginning in 2016, if the employees remain employed by the Company through the applicable dates. During the year ended December 31, 2016, $0.2 million were forgiven related to the agreement. All the remaining balances related to these agreements were forgiven in 2017. No amounts were forgiven during the year ended December 31, 2018.

In September 2014, the Company entered into an advisory services agreement (the “Consulting Agreement”) with its controlling entity. The Consulting Agreement required quarterly payments from September 8, 2014 through December 31, 2018 for business consulting services provided by the controlling entity. Consulting fees from the Consulting Agreement totaled $1.1 million and $1.0 million in the years ended December 31, 2017 and 2016, respectively, and are included in general and administrative expenses on the accompanying consolidated statements of operations. Upon completion of the Company’s initial public offering, the Consulting Agreement ceased, and the Company was no longer required to make future payments.

Throughout 2017 and 2016 the Company engaged in ordinary sales transactions of $858,000 and $37,000, and purchase transactions of $942,000 and $313,000, respectively, with entities affiliated with its controlling entity. At December 31, 2017, the accompanying consolidated balance sheets included accounts payable balances of $3,400, as well as accounts receivable balances $516,000, associated with these transactions. As of August 13, 2018, Thoma Bravo is no longer considered a controlling entity. Sales and purchase transactions were not considered material to the consolidated financial statements from January 1, 2018 through August 13, 2018.

9. Stockholders’ Equity

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

Preferred stock

The company is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue from up to an aggregate of 10,000,000 shares of preferred stock, in one or more series, each series to have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the board of directors. As of December 31, 2018, the Company does not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

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

Dividends

Prior to November 2017, the holders of the Company’s redeemable convertible preferred stock were entitled to dividends when and if declared by the board of directors. Dividends were payable in preference and priority to any payment of any dividend on the Company’s common stock. Dividends on redeemable convertible preferred stock were cumulative and compounded daily at a rate of 9% per annum, equivalent to $90 per share of preferred stock. On June 27, 2017, the board of directors declared, and the Company paid, an aggregate cash dividend of $50.4 million on the issued and outstanding shares of the Company’s preferred stock. The accumulated payment was made to eligible stockholders effective through December 15, 2016 and was primarily funded with the proceeds from the financing arrangement as noted in Note 7.  Upon completing the initial public offering in November 2017, 223,816 shares of redeemable convertible preferred shares, with cumulative undeclared and unpaid dividends of $22.2 million, were converted to 20,500,400 shares of common stock.

Treasury Stock

During 2014, the Company entered into “Employee Purchase Agreements” with certain of its employees. Pursuant to the Employee Purchase Agreements, shares issued to the employee can be repurchased when the employee leaves the Company, subject to certain pricing parameters. Any shares purchased have been held in the Company’s treasury.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity (deficit). As of December 31, 2017, the Company had repurchased 190,434 shares, cumulatively, of its common stock for approximately $0.5 million, at an average cost of $2.56 per share. During the fourth quarter of 2017, all repurchased shares of treasury stock were retired. There was no treasury stock activity for the year ended December 31, 2018.

10. Stock Option Plans and Stock-Based Compensation

2015 Stock Option Plans

In 2015, the Company adopted (i) the Amended and Restated 2015 Stock Option and Grant Plan and (ii) the 2015 Stock Incentive Plan (together the “2015 Stock Option Plans”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options (“NSOs”) for the right to purchase shares of common stock and grant restricted stock units. The 2015 Stock Option Plans reserve 5,000,000 shares of common stock for issuance as ISOs, 500,000 shares of restricted stock and 250,000 shares for issuance under the 2015 Stock Incentive Plan. Under the 2015 Stock Option Plans, ISOs may not be granted at less than fair market value on the date of the grant and generally vest over a four-year period based on continued service. Certain options are subject to vesting based on certain future performance targets. Options generally expire ten years after the grant date.

At December 31, 2018, 530,953 shares were available for issuance under the Amended and Restated 2015 Stock Option and Grant Plan. At December 31, 2018, 118,050 shares were available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

2017 Long Term Incentive Plan

In November 2017, the Company’s board of directors adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options, nonqualified stock options to purchase shares of common stock and restricted stock units. As of December 31, 2018, the Company had reserved 8,856,876 shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan will be increased on each January 1 hereafter by 4,428,438 shares of common stock. Options and RSUs granted under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan. At December 31, 2018, 6,304,769 shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

Employee Stock Purchase Plan

In November 2017, the Company’s board of directors adopted the Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective November of 2017, after the date our registration statement was declared effective by the SEC. The first offering period opened July 1, 2018 and permitted eligible employees to purchase shares by authorizing payroll deductions from 1% to 15% of employee’s eligible compensation during the six-month offering period, with an annual cap of $25,000. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares after the closing of the offering period at a price equal to 85% of the closing price of the shares at the opening or closing of the offering period, whichever is lower.

The Company initially reserved 1,771,375  shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP will increase each January 1 beginning in 2019 by 885,688  shares of common stock. The ESPP will continue in effect until October 30, 2020; unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time.

ESPP purchase rights have an expected volatility that is based on the historical volatility of the common stock of a collection of our peers in the market. The expected term represents the period of time the ESPP purchase rights are expected to be outstanding and approximates the offering period.

As of December 31, 2018, approximately 168,000 shares of common stock have been purchased or distributed pursuant to the ESPP.   Stock-based compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the offering period.

The fair value for the Company’s stock options and ESPP shares granted during the years ended December 31, 2018, 2017 and 2016 was determined using a Black Scholes option-pricing model with the following assumptions:

	Time Based			Performance Based
Stock Options	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Expected dividend rate	0%	0%	0%	0%	0%
Expected volatility	40.0% - 46.0%	40.9% - 49.0%	49.0%	40.9% - 49.0%	49.0%
Risk-free interest rate	2.63% - 2.97%	1.96% - 2.18%	1.31% - 2.24%	1.96% - 2.18%	1.27% - 2.16%
Expected term (in years)	6.25	6.25	5.50 - 6.25	5.50 - 6.29	5.75 - 6.4

ESPP
Expected dividend rate	0%	NA	NA	NA	NA
Expected volatility	40.0% - 46.0%	NA	NA	NA	NA
Risk-free interest rate	2.00% - 2.56%	NA	NA	NA	NA
Expected term (in years)	0.50	NA	NA	NA	NA

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

The Company expects all outstanding stock options at December 31, 2018 to fully vest. The weighted average grant date fair value per share for the year ended December 31, 2018, 2017 and 2016 was $10.35, $4.32 and $0.83, respectively. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was approximately $2.4 million, $0.3 million and $0.6 million, respectively.

The following table summarizes activity for time-based stock options during the years ended December 31, 2018, 2017 and 2016:

	Number of Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balances at December 31, 2015	1,326,449	$2.38	9.7
Granted	419,839	$1.69
Exercised	(6,568)	$1.77
Forfeited	(117,602)	$2.31
Balances at December 31, 2016	1,622,118	$2.21	8.9	$1,546,599
Options vested and expected to vest at December 31, 2016	1,622,118	$2.21	8.9	$1,546,599
Options vested and exercisable at December 31, 2016	416,265	$2.36	8.7	$340,334
Balances at December 31, 2016	1,622,118	$2.21	8.9	$1,546,599
Granted	1,592,370	$9.54
Conversion of performance to time based	591,892	$2.53
Exercised	(152,330)	$2.22
Forfeited	(153,975)	$2.21
Balances at December 31, 2017	3,500,075	$5.43	8.8	$31,784,488
Options vested and expected to vest at December 31, 2017	3,500,075	$5.43	8.8	$31,784,488
Options vested and exercisable at December 31, 2017	926,614	$2.28	7.9	$11,324,729
Balances at December 31, 2017	3,500,075	$5.43	8.8	$31,784,488
Granted	82,549	$23.17
Exercised	(637,188)	$2.84
Forfeited	(128,110)	$3.20
Balances at December 31, 2018	2,817,326	$6.64	8.0	$47,589,066
Options vested and expected to vest at December 31, 2018	2,817,326	$6.64	8.0	$47,589,066
Options vested and exercisable at December 31, 2018	1,095,211	$4.72	7.4	$20,557,640

The following table summarizes the status of the Company’s non-vested time-based vesting stock options for the years ended December 31, 2018, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	1,315,668	$1.15
Granted	401,094	$0.81
Vested	(382,364)	$1.16
Forfeited	(117,602)	$1.12
Non-vested at December 31, 2016	1,216,796	$1.05
Granted	1,592,370	$4.13
Conversion of vested performance to time based	322,988	$11.95
Vested	(437,829)	$1.04
Forfeited	(111,076)	$1.07
Non-vested at December 31, 2017	2,583,249	$4.32
Granted	82,549	$10.35
Vested	(816,454)	$2.99
Forfeited	(121,728)	$2.32
Non-vested at December 31, 2018	1,727,616	$5.47

The total unrecognized compensation expense related to non-vested time-based vesting stock options granted is $7.5 million and is expected to be recognized over a weighted average period of 2.1 years as of December 31, 2018.

The following table summarizes activity of performance vesting stock options for the years ended December 31, 2017 and 2016. There was no activity of performance vesting stock options for the year ended December 31, 2018 as all performance vesting options were modified to become service-based vesting stock options during the fourth quarter of 2017.

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

The performance vesting stock options are subject to performance requirements, determined prior to the grant date, based on the Company meeting certain annual earnings before interest, taxes, depreciation and amortization, (“EBITDA”) targets as set by the Board of Directors for the applicable years. During the years ended December 31, 2017 and 2016, the Board of Directors waived the EBITDA criteria associated with the annual tranche of performance vesting stock options resulting in a modification. These modifications impacted 34 and 26 employees and resulted in incremental stock-based compensation expense of $45,000 and $98,000 for the years ended December 31, 2017 and 2016, respectively.

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

A summary of the status of the Company’s non-vested performance vesting stock options as of December 31, 2017 and 2016, and changes during the year ended December 31, 2017 and 2016 are presented below. There was no activity of performance non-vested stock options for the year ended December 31, 2018 as all performance non-vested options were modified to become service-based vesting stock options during the fourth quarter of 2017.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	289,233	$1.11
Granted	101,427	$0.84
Vested	(106,903)	$0.99
Forfeited	(6,563)	$1.18
Non-vested at December 31, 2016	277,194	$1.01
Granted	187,469	$1.55
Vested	(141,675)	$1.54
Conversion of non-vested performance to time-based	(322,988)	$11.95
Non-vested at December 31, 2017	—	$—

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

The liability for the cash paid to the Company prior to conversion of the incentive units to shares of common stock, was approximately $37,000 and $116,000 at December 31, 2018 and December 31, 2017. During the year ended December 31, 2017, the board of directors waived the EBITDA criteria associated with the annual tranche of performance vesting stock options resulting in a modification. This modification impacted 32 employees and resulted in incremental stock-based compensation expense of $2.4 million. During the fourth quarter of 2017, all incentive units originally granted with performance vesting criteria were modified to vest over time, impacting approximately 32 employees and resulting in incremental stock-based compensation expense of $0.6 million. Additionally, during the fourth quarter of 2017, the board of directors approved accelerated vesting of restricted stock for an exiting board member that resulted in an incremental stock-based compensation expense of approximately $154,000. There were no material modifications during the year ended December 31, 2018.

A summary of the Company’s non-vested incentive unit activity as of December 31, 2018, changes during the year ended December 31, 2018, 2017 and 2016 are presented below:

	Number of Shares	Weighted- average exercise price
	(In thousands)	(per share)
Non-vested at December 31, 2015	5,526	$0.0517
Granted	(1,677)	$0.0517
Vested	7	$0.0517
Forfeited	(20)	$0.0517
Other (1)	291	$0.0517
Non-vested at December 31, 2016	4,127	$0.0517
Vested	(1,846)	$0.0517
Forfeited	(39)	$0.0517
Non-vested at December 31, 2017	2,242	$0.0517
Vested	(1,503)	$0.0517
Forfeited	(16)	$0.0517
Non-vested at December 31, 2018	723	$0.0517
(1)	The non-vested total from December 31, 2016 has been adjusted to include incentive units previously issued.

The company did not grant any additional incentive units during the year ended December 31, 2018.  The total unrecognized compensation expense related to non-vested incentive units granted is approximately $0.3 million and is expected to be recognized over a weighted-average period of 0.1 year as of December 31, 2018. The total intrinsic value of units unvested as of December 31, 2018, 2017 and 2016 was $17.0 million, $32.5 million and $8.5 million, respectively.

Restricted Stock Units

During the year ended December 31, 2018, we awarded RSUs to certain employees, with a weighted-average grant date fair value of $19.30 per share. RSUs are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.

The following provides a summary of the restricted stock unit activity for the Company for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (In thousands)	Weighted Average Grant Date Fair Value
Balances at December 31, 2016	—			$—
Granted	897,284			$12.18
Vested	—			—
Forfeited	—			—
Balances at December 31, 2017	897,284	9.9	$186	$12.18
Units expected to vest at December 31, 2017	897,284	9.9	$186	$12.18
Balances at December 31, 2017	897,284	9.9	$186	$12.18
Granted	576,798			$19.30
Vested	(270,884)			$12.61
Forfeited	(55,195)			$17.58
Balances at December 31, 2018	1,148,003	1.8	$26,967	$15.40
Units expected to vest at December 31, 2018	1,148,003	1.8	$26,967	$15.40

The total unrecognized compensation expense related to restricted stock units is $15.4 million for December 31, 2018 and is expected to be recognized over a weighted average period of 3.0 years.

A summary of the Company’s stock-based compensation expense, which includes stock options, restricted stock units, employee stock purchase plan and incentive units, recognized is presented below:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Stock options	$3,943	$1,011	$508
Incentive units	8,582	3,185	60
RSUs	5,352	318	—
ESPP	1,098	—	—
Total stock-based compensation expense	$18,975	$4,514	$568

A summary of the Company’s stock-based compensation expense as recognized on the consolidated statements of operations is presented below:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cost of revenue - subscription	$945	$133	$34
Cost of revenue - services and other	1,504	458	63
Research and development	3,026	658	118
General and administrative	7,798	2,062	96
Sales and marketing	5,702	1,203	257
Total stock-based compensation expense	$18,975	$4,514	$568

11. Balance Sheet Related Items

Property and Equipment, Net

The cost and accumulated depreciation of property and equipment are as follows:

	As of December 31,
	2018	2017
	(In thousands)
Property and equipment, net
Computer equipment	$6,968	$4,559
Buildout in progress	15,295	—
Other assets	1,218	833
Total property and equipment	23,481	5,392
Less: accumulated depreciation	(4,213)	(2,374)
Total property and equipment, net	$19,268	$3,018

Depreciation expense was $1.9 million, $1.4 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. There were no impairments of our property and equipment for the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2018, we continued to build out our Company’s corporate headquarters resulting in $15.3 million in additions to property and equipment which will be placed in service in 2019. These assets are amortized over useful lives ranging from 3 to 10 years.

Accrued Expenses and Other Liabilities

Accrued expenses consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
Commissions	$7,731	$8,559
Bonus	4,829	5,063
Payroll and related benefits	2,209	2,640
Partner and customer programs	1,538	1,234
Sales and other taxes	2,798	1,373
Other	2,626	3,767
Total	$21,731	$22,636

Prepayments and Other Assets

Prepayments and other assets include the balance of prepaid expenses, deferred contract acquisition costs, contract assets and other assets. The current portion of these assets is included in prepayments and other current assets and the non-current portion is included in other non-current assets, both of which are contained within the accompanying consolidated balance sheets.

Prepayments and other current assets consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
Deferred contract acquisition costs	$8,392	$2,931
Prepaid expenses	7,159	4,376
Contract assets	2,464	—
Other	3,835	2,706
Total	$21,850	$10,013

Other non-current assets consisted of the following:

	As of December 31,
	2018	2017
	(In thousands)
Deferred contract acquisition costs	$19,651	$3,018
Prepaid expenses	276	192
Contract assets	84	—
Other	363	332
Total	$20,374	$3,542

12. Income Taxes

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

Deemed Repatriation Transition Tax

The TCJA provided for a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”). Substantially all of the Company’s foreign subsidiaries’ earnings and profits have previously been included in the Company’s U.S. income tax returns via Section 956. As a result, we recognized tax expense of $0 related to the transition tax.

GILTI Tax

While the TCJA transitions from a worldwide to a modified territorial tax system, global intangible low-taxed income (“GILTI”) provisions will be applied for tax years beginning after December 31, 2017 imposing an incremental tax on low-taxed foreign income. GILTI is the excess of the stockholder’s “net CFC tested income” over the net deemed tangible income return.

Under GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or to factor such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company elected the "period cost method" as its accounting policy with respect to the new GILTI tax rules.  For the year ended December 31, 2018, the Company determined it was in an aggregated test loss position with respect to its CFC’s. Thus, there is no GILTI tax liability as of December 31, 2018.

Income Taxes

The provision for income taxes is related to the profits generated in certain foreign jurisdictions by our consolidated subsidiaries.

The following table presents consolidated income (loss) before income taxes as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Domestic	$6,951	$(2,780)	$(2,435)
Foreign	(2,191)	(2,519)	(2,723)
Total income (loss) before income taxes	$4,760	$(5,299)	$(5,158)

The provision (benefit) for income taxes consisted of:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current
Federal	$—	$293	$—
State	630	189	21
Foreign	1,740	1,997	531
Total current	2,370	2,479	552
Deferred
Federal	(699)	(293)	(1,315)
State	(581)	202	(118)
Foreign	—	(95)	(1,104)
Total deferred	(1,280)	(186)	(2,537)
Provision (benefit)	$1,090	$2,293	$(1,985)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows:

	As of December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Research and development and other credits	$4,461	$6,187
Net operating loss carryforward	8,147	14,795
Charitable contributions	—	—
Deferred revenue	4,747	1,355
Stock compensation	1,046	125
Accrued expense	1,182	1,323
Depreciable and amortizable assets	54	29
Other	95	228
Total deferred tax assets	19,732	24,042
Deferred tax liabilities:
Prepaid expenses	(5,889)	(1,249)
Intangibles	(15,280)	(17,232)
Total deferred tax asset (liability), net	(1,437)	5,561
Less valuation allowance for deferred tax assets	(2,705)	(5,297)
Net deferred tax assets (liabilities)	$(4,142)	$264

As of December 31, 2018 and 2017, the Company had federal net operating loss carryforwards of approximately $23.2 million and $57.8 million, respectively, and research and development credits of approximately $5.3 million and $4.2 million, respectively, which will begin to expire beginning in 2034 and 2025, respectively, if not utilized prior to that time. Utilization of the net operating loss and research credit carryforwards is subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. However, management has determined via a formal analysis that the annual limitation will not result in the expiration of net operating losses and research credit carryforwards prior to utilization.

As of December 31, 2018 and 2017, the Company’s deferred tax assets exceeded the Company’s reversing taxable temporary differences in that foreign jurisdiction. Given the Company’s lack of earnings history in that foreign jurisdiction, management determined it was not more likely than not that the benefit of the Company’s deferred tax assets that exceeded its reversing taxable temporary differences would be realized. Thus, a valuation allowance totaling $2.7 million and $1.7 million was recorded as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Company’s U.S. reversing taxable temporary differences exceeded the Company’s U.S. gross deferred tax assets. As a result, management determined at December 31, 2018, that it was more likely than not that the benefit of the Company’s U.S. gross deferred tax assets would be realized. Thus, no valuation allowance was recorded as of December 31, 2018 and $3.6 million was recorded as of December 31, 2017 against the Company’s U.S. deferred tax assets that exceeded its reversing taxable temporary differences and the portion of state credits that are projected to expire unutilized.

The Company’s provision for income taxes differs from the expected tax expense (benefit) amount computed by applying the statutory federal income tax rate of 21% and 34% for the years ended December 31, 2018, 2017 and 2016, respectively, to income before income taxes primarily due to permanent items, the research and development credit, foreign taxes and the application of a valuation allowance for the years ended December 31, 2018, 2017 and 2016.

The following table reconciles the Company’s effective tax rate to the federal statutory tax rate:

	Year Ended December 31,
	2018	2017	2016
U.S. federal taxes at statutory rate	21.0%	34.0%	34.0%
Foreign tax rate differentials	16.7	(9.1)	(11.8)
Research and development credit	(26.2)	17.8	18.2
Foreign tax credit	0.0	18.3	4.7
Amended federal return due to law change	(18.8)	0.0	0.0
Stock options	(0.1)	(23.6)	(3.8)
Permanent differences and other	3.8	(14.4)	(7.8)
State taxes, net of federal benefit	9.6	(4.0)	(0.1)
Change in state rate	0.0	(1.9)	7.3
Change in valuation allowance due to operations	21.1	(58.4)	(1.9)
Other	(4.2)	(2.0)	(0.3)
Total income tax (benefit) expense	22.9%	(43.3)%	38.5%

The reconciliation of unrecognized tax benefits at the beginning and end of the year is as follows (in thousands):

Balance at December 31, 2015	$686
Additions based on tax positions related to prior year	197
Balance at December 31, 2016	883
Additions based on tax positions related to prior year	507
Additions based on tax positions related to current year	473
Balance at December 31, 2017	1,863
Reductions based on tax positions related to prior year	(263)
Additions based on tax positions related to current year	687
Balance at December 31, 2018	$2,287

Beginning December 31, 2015, due to the existence of the valuation allowance, future changes in unrecognized tax benefits did not impact the Company’s effective tax rate. Included in the balance of unrecognized tax benefits as of December 31, 2018, 2017 and 2016 is $2.3 million, $1.9 million and $0.9 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2018, 2017 and 2016 the Company did not record any material interest or penalties.

The Company files income tax returns in the U.S. federal, states, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2015 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2014. The Company is currently under audit for income tax audit in a single foreign jurisdiction. The audit is in its initial stages and is not expected to materially impact the financial statements. The Company has a FIN 48 reserve related to this foreign jurisdiction filing that should sufficiently cover any related assessment.

13. Net Income (Loss) Per Share Attributable to Common Stockholders

The following table sets forth the calculation of basic and diluted net income (loss) per share during the periods presented:

	Year Ended December 31,
	2018	2018	2017	2016
	with adoption (ASC 606)	without adoption (ASC 605)	(as previously reported (ASC 605)
	(In thousands, except share data)
Numerator:
Net income (loss)	$3,670	$(2,333)	$(7,592)	$(3,173)
Deemed dividends to preferred stockholders	—	—	(21,129)	(23,618)
Earnings allocated to participating securities	(29)	(29)	—	—
Net income (loss) available to common stockholders	$3,641	$(2,362)	$(28,721)	$(26,791)

Denominator
Weighted average shares outstanding
Basic	86,495,301	86,495,301	52,339,804	45,933,218
Diluted	90,002,752	86,495,301	52,339,804	45,933,218
Net income (loss) attributable to common stockholders per share
Basic	$0.04	$(0.03)	$(0.55)	$(0.58)
Diluted	$0.04	$(0.03)	$(0.55)	$(0.58)

(1)	The comparative information for years prior to 2018 has not been adjusted to reflect the adoption of the revised standard and is reported on an ASC 605 basis.

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive, and the convertible preferred stock is not included in these calculations as it is contingently convertible based upon a future event (see Note 9):

	Year Ended December 31,
	2018	2017	2016
Stock options to purchase common stock	35,531	2,402,225	1,799,632
RSUs issued and outstanding	12,838	105,404	—
Non-vested incentive units	—	2,915,228	4,931,760
Total	48,369	5,422,857	6,731,392

14. Geographic Information and Major Customers

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment, and derives revenues from licensing of software, sale of professional services, maintenance and technical support. The following are a summary of consolidated revenues within geographic areas:

	Year Ended December 31,
	2018	2018	2017	2016
	with adoption (ASC 606)	without adoption (ASC 605)	as previously reported (ASC 605)
	(In thousands)
United States	$171,497	$169,927	$134,676	$92,116
EMEA (1)	49,871	49,854	33,097	25,668
Rest of the World (1)	27,552	28,694	18,283	14,628
Total revenue	$248,920	$248,475	$186,056	$132,412

(1)	No single country represented more than 10% of our consolidated revenue.

15. Employee Benefit Plans

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

16. Subsequent Events

On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement with the lenders party thereto, Citibank, N.A., as administrative agent, sole lead arranger and sole bookrunner, and Royal Bank of Canada and Bank of America, N.A., as co-documentation agents. The credit agreement provides for an initial $150 million in commitments for revolving credit loans, with a $15 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances. As of March 11, 2019, SailPoint had no outstanding revolving credit loans.

Borrowings under our credit agreement are scheduled to mature in March, 2024. Any borrowing under our credit agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed.

The interest rates applicable to revolving credit loans under our credit agreement are, at the borrower’s option, either (i) a base rate, which is equal to the greatest of (a) the Prime Rate (as defined in our credit agreement), (b) the Federal Funds Effective Rate (as defined in our credit agreement) plus 1/2 of 1%, and (c) the one-month Adjusted LIBO Rate (as defined in our credit agreement) plus 1%, in each case, plus an interest margin ranging from 0.25% to 0.75% based on the Senior Secured Net Leverage Ratio, or (ii) the Adjusted LIBO Rate plus an interest margin ranging from 1.25% to 1.75% based on the Senior Secured Net Leverage Ratio. The Adjusted LIBO Rate cannot be less than zero. The borrower will pay an unused commitment fee during the term of our credit agreement ranging from 0.20% to 0.30% per annum based on the Senior Secured Net Leverage Ratio.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) should be designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2018 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Under the supervision of and with the participation of our management, we conducted an evaluation of the effectiveness of its internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. As a result of the material weaknesses in internal control over financial reporting described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 based on those criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based upon our management’s evaluation, we identified the following material weaknesses as of December 31, 2018, in the Company’s internal control over financial reporting:

1.

We determined that we did not maintain adequate controls over the accounting and reporting for certain complex, non-routine transactions affecting the adoption of new accounting standards and equity compensation.

2.

Certain internal controls related to the recording and processing of revenue transactions are not designed or operating at a precise enough level to prevent or detect errors and insufficient documentation exists to support the operating effectiveness of these controls.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements as included in Part IV of this Annual Report on Form 10-K fairly represent, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States. There were no changes to previously released financial results.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2018 as stated in their report included within Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm”.

Remediation Activities in Response to Material Weaknesses

In connection with our material weakness related to controls surrounding accounting and reporting for certain complex, non-routine transactions affecting the adoption of new accounting standards and the equity compensation, our management plans to establish more robust accounting policies and procedures, review the adoption of new or revised accounting positions and financial statement disclosures, and select and engage consultants to assist us in determining positions and evaluating new or revised accounting policies. This material weakness is a continuation of our previously reported material weakness.

We implemented Accounting Standard Codification, 606 Revenue from Contracts with Customers (“ASC 606”) and simultaneously enhanced disclosure controls and procedures and internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including our control activities related to revenue transactions, on an accelerated basis due to our loss of emerging growth company status on December 31, 2018.  In connection with our material weakness related to controls surrounding the recording and processing of revenue transactions, our management plans to continue to strengthen the design and level of precision of control activities related to revenue transactions, including enhancing our guidelines for how to document reviews of revenue transactions.

These actions are subject to ongoing review by our management, as well as oversight by our Board of Directors. Although we plan to complete these remediation processes as quickly as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating these material weaknesses. We cannot assure you that these measures and any further measures that we implement will be sufficient to remediate our existing material weaknesses or to identify or prevent additional material weaknesses.

Changes in Internal Control over Financial Reporting

Effective January 1, 2018, we adopted ASC 606, pursuant to which we updated our existing accounting policies, systems, internal controls and processes.

Except for the adoption of ASC 606 and the remediation efforts described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10‑K:

1. Financial Statements

Report of Grant Thornton, Independent Registered Public Accounting Firm	72
Consolidated Balance Sheets as of December 31, 2018 and 2017	75
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016	76
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2018, 2017 and 2016	77
Consolidated Statements of Cash Flows for the years ended December 31, December 31, 2018, 2017 and 2016	78
Notes to Consolidated Financial Statements	79

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

4.2

Registration Rights Agreement, dated as of September 8, 2014, by and among the Company, Thoma Bravo Fund XI, L.P., Thoma Bravo Fund XI-A, L.P., Thoma Bravo Executive Fund XI, L.P. and certain other stockholders (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on October 20, 2017).

4.3*

Amendment to Registration Rights Agreement, dated as of December 21, 2018, by and among the Company, Thoma Bravo XI, LP., Thoma Bravo Fund XI-A, L.P., Thoma Bravo Executive Fund XI, L.P. and certain other stockholders.

10.1

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

10.3

Second Amendment to Lease, dated October 2, 2017, by and between G&I VII Four Points LP and SailPoint Technologies, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on October 20, 2017).

10.4

Lease, dated October 2, 2017, by and between BDN Four Points Land LP and SailPoint Technologies, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on October 20, 2017).

10.5+

Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on October 20, 2017).

10.6+

SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-221679), filed with the Securities and Exchange Commission on May 21, 2018).

10.7+

Form of Notice of Grant of Stock Option under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

Exhibit Number	Description

10.8+*	Form of Stock Option Agreement under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan.

10.9+

Form of Notice of Stock Option Exercise under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

10.10+

Form of Notice of Grant of Restricted Stock Units under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

10.11+*	Form of Restricted Stock Unit Agreement under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan.

10.12+

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

10.13+

Offer Letter, dated February 21, 2011, by and between SailPoint Technologies, Inc. and Cam McMartin (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38297)).

10.14+

Offer Letter, dated May 14, 2014, by and between SailPoint Technologies, Inc. and Howard Greenfield (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

10.15+*	Offer Letter, dated July 2, 2015, by and between SailPoint Technologies, Inc. and Juliette Rizkallah.

10.16+*	Offer Letter, dated November 19, 2018, by and between SailPoint Technologies, Inc. and Andrew Kahl.

10.17+

Form of Amended and Restated Restricted Stock Agreement by and among SailPoint Technologies Holdings, Inc. and [Purchaser] (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38297)).

10.18+

Form of Early Exercise Incentive Stock Option Agreement under the SailPoint Technologies, Holdings, Inc. Amended and Restated 2015 Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

10.19+

Sales Incentive Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

10.20+

SailPoint Technologies Holdings, Inc. Amended and Restated 2015 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

Exhibit Number	Description

10.21+

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

10.29+*	Form of Notice of Grant of Restricted Share Units under the SailPoint Technologies Holdings, Inc. 2015 Stock Incentive Plan.

10.30+*	Form of Restricted Share Unit Agreement under the SailPoint Technologies Holdings, Inc. 2015 Stock Incentive Plan.

10.31+

Form of SailPoint Technologies Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on May 21, 2018).

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

10.36+	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38297)).

10.37+*	SailPoint Technologies Holdings, Inc. Severance Pay Plan, dated November 6, 2018.

10.38

Credit Agreement, dated as of March 11, 2019, among the Company, SailPoint Technologies, Inc., the other loan parties party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, sole lead arranger and sole bookrunner, and Royal Bank of Canada and Bank of America, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38297), filed with the Securities and Exchange Commission on March 15, 2019).

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

SailPoint Technologies Holdings, Inc.,

Date: March 18, 2019	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director

Date: March 18, 2019	By:	/s/ Cam McMartin
Cam McMartin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark McClain	Chief Executive Officer and Director	March 18, 2019
Mark McClain	(Principal Executive Officer)

/s/ Cam McMartin	Chief Financial Officer	March 18, 2019
Cam McMartin	(Principal Financial Officer)

/s/ Thomas Beck	Vice President, Finance	March 18, 2019
Thomas Beck	(Principal Accounting Officer)

/s/ William Gregory Bock	Director	March 18, 2019
William Gregory Bock

/s/ Heidi Melin	Director	March 18, 2019
Heidi Melin

/s/ James Michael Pflaging	Director	March 18, 2019
James Michael Pflaging

/s/ Michael J. Sullivan	Director	March 18, 2019
Michael J. Sullivan

/s/ Kenneth J. Virnig, II	Director	March 18, 2019
Kenneth J. Virnig, II