Form 10-Q
period 2019-03-31
Sailpoint Technologies Holdings, Inc.
filed 2019-05-08
CIK 1627857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	SAIL	New York Stock Exchange

The registrant had 88,677,640 shares of common stock outstanding as of May 2, 2019.

SailPoint Technologies Holdings, Inc.
Table of Contents

PART I

ITEM 1. Financial Statements

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated Balance sheets

	As of
	March 31, 2019	December 31, 2018
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$86,223	$70,964
Restricted cash	6,289	6,272
Accounts receivable	71,156	101,469
Prepayments and other current assets	22,691	21,850
Total current assets	186,359	200,555
Property and equipment, net	21,452	19,268
Right-of-use assets	32,243	—
Other non-current assets	22,488	20,374
Goodwill	219,377	219,377
Intangible assets, net	72,529	74,860
Total assets	$554,448	$534,434
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,395	$4,636
Accrued expenses and other liabilities	18,655	21,731
Income taxes payable	3,263	2,143
Deferred revenue	92,630	95,919
Total current liabilities	117,943	124,429
Deferred tax liability - non-current	4,142	4,142
Long-term operating lease liabilities	39,696	9,788
Deferred revenue - non-current	17,516	18,382
Total liabilities	179,297	156,741
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000, shares issued and outstanding 88,598 shares at March 31, 2019 and 87,512 shares at December 31, 2018	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Additional paid in capital	383,321	377,473
(Accumulated deficit) retained earnings	(8,179)	211
Total stockholders' equity	375,151	377,693
Total liabilities and stockholders’ equity	$554,448	$534,434

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands, except per share data)
	(Unaudited)
Revenue
Licenses	$18,669	$16,808
Subscription	31,835	22,505
Services and other	10,079	9,628
Total revenue	60,583	48,941
Cost of revenue
Licenses	1,059	1,138
Subscription	5,813	4,658
Services and other	7,997	6,974
Total cost of revenue	14,869	12,770
Gross profit	45,714	36,171
Operating expenses
Research and development	12,772	9,762
General and administrative	9,137	7,657
Sales and marketing	30,488	22,459
Total operating expenses	52,397	39,878
Loss from operations	(6,683)	(3,707)
Other expense, net:
Interest income (expense), net	11	(1,178)
Other, net	(417)	(147)
Total other expense, net	(406)	(1,325)
Loss before income taxes	(7,089)	(5,032)
Income tax (expense) benefit	(1,301)	2,730
Net loss	$(8,390)	$(2,302)
Net loss available to common stockholders	$(8,390)	$(2,302)
Net loss per share
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)
Weighted average shares outstanding
Basic	88,295	85,719
Diluted	88,295	85,719

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2019
	Common Stock		Additional	Retained earnings
	Number of shares	Par value	paid in capital	(accumulated deficit)	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at December 31, 2018	87,512	$9	$377,473	$211	$377,693
Exercise of stock options	271	—	1,172	—	1,172
Restricted stock units vested, net of tax settlement	91	—	—	—	—
Stock-based compensation expense	—	—	4,639	—	4,639
Vested incentive units converted to common stock	724	—	37	—	37
Net loss	—	—	—	(8,390)	(8,390)
Balance at March 31, 2019	88,598	$9	$383,321	$(8,179)	$375,151

	For the Three Months Ended March 31, 2018
	Common Stock		Additional
	Number of shares	Par value	paid in capital	Accumulated deficit	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at December 31, 2017	84,948	$8	$353,609	$(25,220)	$328,397
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	21,761	21,761
Exercise of stock options	26	—	62	—	62
Stock-based compensation expense	—	—	5,139	—	5,139
Vested incentive units converted to common stock	979	1	49	—	50
Net loss	—	—	—	(2,302)	(2,302)
Balance at March 31, 2018	85,953	$9	$358,859	$(5,761)	$353,107

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(8,390)	$(2,302)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	3,303	2,628
Amortization of debt issuance costs	10	108
Amortization of contract acquisition costs	2,166	1,675
Gain on disposal of fixed assets	(3)	(4)
Stock-based compensation expense	4,639	5,139
Operating lease liabilities, net	251	—
Net changes in operating assets and liabilities	15,252	8,078
Net cash provided by operating activities	17,228	15,322
Investing activities
Purchase of property and equipment	(2,306)	(530)
Proceeds from sale of property and equipment	11	4
Net cash used in investing activities	(2,295)	(526)
Financing activities
Debt issuance costs	(829)	—
Exercise of stock options	1,172	62
Net cash provided by financing activities	343	62
Net increase in cash, cash equivalents and restricted cash	15,276	14,858
Cash, cash equivalents and restricted cash, beginning of period	77,236	116,127
Cash, cash equivalents and restricted cash, end of period	$92,512	$130,985

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED Consolidated FINANCIAL STATEMENTS

1. Organization and Description of Business

SailPoint Technologies Holdings, Inc. (“we,” “our,” “the Company” or “SailPoint”) was incorporated in the state of Delaware on August 8, 2014, in preparation for the purchase of SailPoint Technologies, Inc. The purchase (the “Acquisition”) occurred on September 8, 2014 and our certificate of incorporation was amended and restated as of such date. SailPoint Technologies, Inc. was formed July 14, 2004 as a Delaware corporation. The Company designs, develops, and markets identity governance software that helps organizations govern user access to critical systems and data. The Company currently markets its products and services worldwide.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosure it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of stockholders’ equity and the statements of cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019 or any future period. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019 (the “Annual Report”). These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report. All intercompany accounts and transactions have been eliminated in consolidation.

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

	As of
	March 31, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents per balance sheet	$86,223	$70,964
Restricted cash per balance sheet	6,289	6,272
Cash, cash equivalents and restricted cash per cash flow	$92,512	$77,236

Segment Information and Concentration of Credit and Other Risks

Segment Information

The Company operates as one operating segment. The Company’s chief operating decision makers review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment, and derives revenues from licensing of software, subscription and renewals, sale of professional services, maintenance and technical support.

The following table sets forth the Company’s consolidated revenue by geography:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
United States	$41,560	$32,361
EMEA (1)	13,937	11,319
Rest of the World (1)	5,086	5,261
Total revenue	$60,583	$48,941

(1)	No single country represented more than 10% of our consolidated revenue.

Concentration of Credit Risk and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of March 31, 2019 and December 31, 2018, approximately 14% and 11%, respectively, of the Company’s accounts receivable was from one customer. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company despite the geographic concentrations related to the Company’s customers. No customer represented more than 10% of revenue for three months ended March 31, 2019 and 2018. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies, which are discussed in Note 2 of “Notes to Consolidated Financial Statements” in the Annual Report; except as follows:

In 2019, the Company adopted Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”) using the modified retrospective approach. For information regarding ASU 2016-02, please refer to Note 5 below.

Recently Issued Accounting Standards Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for public entities, for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, and earlier adoption is permitted. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2019. The Company is currently evaluating the impact of the pending adoption of ASU 2018-15 on the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 and subsequent updates thereafter in ASU 2017-13, ASU 2018-10 and ASU 2018-11, Leases (collectively, Accounting Standards Codification 842 or ASC 842). This standard requires lessees to recognize a right-of-use (“ROU”) assets and lease liabilities for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The standard also expands the required quantitative and qualitative disclosures surrounding leases.

On January 1, 2019, we adopted ASC 842 using the modified retrospective transition method with certain practical expedients available for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the condensed consolidated financial statements. SailPoint evaluated whether any cumulative adjustment is required to be recorded to retained earnings as a result of applying the provisions set forth under ASC 842 for any existing arrangements not yet completed as of January 1, 2019. Adoption of ASC 842 did not result in a cumulative adjustment to retained earnings as of January 1, 2019. In addition, it is important to note that under the modified retrospective transition method, our prior period results were not recast to reflect the new standard. We elected certain practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information upon adoption.

The adoption of the new standard represents a change in accounting principle with the intent to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We have made an accounting policy election not to recognize ROU assets and lease liabilities that arise from short-term leases for any class of underlying asset.

The standard did not have a material impact on our condensed consolidated statements of operations or statements of cash flows. However, upon adoption of ASC 842 the opening impact on our condensed consolidated balance sheets was not material, but it resulted in recording ROU assets and an increase in total lease liabilities of $3.5 million for operating leases for physical office space.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (ASC 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606, Revenue from Contracts with Customers. We adopted the standard effective January 1, 2019, using the prospective approach. This adoption resulted in no material impact on the Company’s condensed consolidated financial statements.

3. Revenue Recognition

ASC 606 Adoption and Impact to Previously Reported Results

During the year ended December 31, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606) and subsequent amendments to the initial guidance collectively, ASC 606, utilizing the modified retrospective method of transition whereby the results and related disclosures for the comparative 2018 periods presented in this Form 10-Q were recast and are now presented as if Topic 606 had been in effect beginning January 1, 2018 with modified retrospective adjustments applicable prior to January 1, 2018 included as a cumulative adjustment to retained earnings. Refer to the Note 2 “Summary of Significant Accounting Policies” and Note 3 “Revenue Recognition” for our Annual Report in Form 10-K filed on March 18, 2019 for accounting policy updates and adoption of ASC 606.

Disaggregation of Revenue

The Company’s revenue by geographic region based on the customer’s location is presented in Note 2 above.

The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	License	Subscription	Services and other	License	Subscription	Services and other
	(in thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$18,669	$—	$—	$16,808	$—	$—
Revenue recognized over time	—	31,835	10,079	—	22,505	9,628
Total revenue	$18,669	$31,835	$10,079	$16,808	$22,505	$9,628

Contract Balances

A summary of the activity impacting our contract balances during the three months ended March 31, 2019 is presented below (in thousands):

Contract acquisition costs
Balances at December 31, 2018	$28,043
Additional deferred contract acquisition costs	2,052
Amortization of deferred contract acquisition costs	(2,166)
Balances at March 31, 2019	$27,929

	Deferred revenue (current)	Deferred revenue (non-current)
Balances at December 31, 2018	$95,919	$18,382
Decrease, net	(3,289)	(866)
Balances at March 31, 2019	$92,630	$17,516

Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. During the three months ended March 31, 2019 and the period from January 1, 2018, the date of ASC 606 adoption, to March 31, 2018, revenue recognized that was previously deferred was $37.5 million and $24.6 million, respectively. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance and the customer billings.

Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at contract level, and typically result from sales contracts when revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. Contract assets are included in prepayments and other current assets and other non-current assets in the condensed consolidated balance sheets. During the three months ended March 31, 2019 and 2018, $1.4 million and $0.7 million, respectively, were reclassified from contract assets to accounts receivable. There were no impairments of contract assets during the three months ended March 31, 2019 or 2018.

Remaining Performance Obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contracted revenue that has not yet been recognized and is included in deferred revenue, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2019, amounts allocated to these additional performance obligations are $161.2 million, of which we expect to recognize $108.5 million as revenue over the next 12 months with the remaining balance recognized thereafter.

Assets Recognized from the Costs to Obtain our Contracts with Customers

As of March 31, 2019, and December 31, 2018, $8.8 million and $8.4 million, respectively, of our deferred contract acquisition costs are included in prepayments and other current assets as they are expected to be amortized within the next 12 months. The remaining amount of our deferred contract acquisition costs are included in other non-current assets. The balance of deferred contract acquisition costs, which primarily consist of cumulative capitalized costs to obtain contracts was $27.9 million and $28.0 million at March 31, 2019 and December 31, 2018, respectively. For the three months ended March 31, 2019 and 2018, amortization of deferred contract acquisition of $2.2 million and $1.7 million was recorded for the respective periods. There were no material impairments of assets related to deferred contract acquisition costs during the three months ended March 31, 2019 or 2018.

4. Intangible Assets

Total cost and amortization of intangible assets comprised of the following:

		As of
	Weighted Average Useful Life	March 31, 2019	December 31, 2018
Intangible assets	(In years)	(In thousands)
Customer lists	15	$42,500	$42,500
Developed technology	9.6	42,000	42,000
Trade names and trademarks	17	24,500	24,500
Order backlog	1.5	—	1,100
Other intangible assets	4.9	3,310	3,310
Total intangible assets		112,310	113,410
Less: Accumulated amortization		(39,781)	(38,550)
Total intangible assets, net		$72,529	$74,860

Amortization expense is included in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, as follows:

	Three Months Ended
Amortization expense (in thousands)	March 31, 2019	March 31, 2018
Cost of revenue - licenses	$1,008	$1,008
Cost of revenue - subscription	96	96
Research and development	159	34
Sales and marketing	1,068	1,068
Total amortization of acquired intangibles	$2,331	$2,206

Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments for intangible assets during the three months ended March 31, 2019 and 2018.

5. Commitments and Contingencies

Operating Leases

Right-of-use assets and lease liabilities are recognized at the present value of future lease payments over the lease term. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.  ROU assets include any upfront lease payments made and exclude lease incentives. The Company leases its facilities under non-cancelable operating lease agreements, the majority of which include a renewal and or termination options. Additionally, these leases often require the Company to pay taxes, insurance, and maintenance costs, which are generally expensed as incurred and are not included in the table below. Certain of these facility leases contain predetermined fixed escalations of the minimum rentals, and the Company recognizes expense for these leases on a straight-line basis over the full term of the lease arrangement. Leases with an initial term of 12 months or less are not recorded on the balance sheets and short-term lease expense is recognized on a straight-line basis over the lease term. The depreciable life of related leasehold improvements is based on the lease term.

As of March 31, 2019, our leases have remaining lease terms of less than one year to ten years. Certain leases include early termination and/or extension options; however, exercises of these options are at the Company’s sole discretion. As of March 31, 2019, the Company determined it is not reasonably certain it will exercise the options to extend its leases or terminate them early. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants and as of March 31, 2019, the Company is not subleasing to any third parties.

The rates implicit in the Company’s leases are not readily determinable. Therefore, in order to value the Company’s lease liabilities, the Company will use an incremental borrowing rate which reflects the fixed rate at which the Company could borrow a similar amount in the same currency, for the same term, and with similar collateral as in the lease at the commencement date. The result of adoption of ASC 842 was an increase in ROU assets and total lease liabilities of $3.5 million on the Company’s condensed consolidated balance sheet. ASC 842 did not have a material impact on our condensed consolidated statements of operations and statements of cash flows. The Company measures its lease liabilities at the net present value of the remaining lease payments, discounted at the weighted average discount rate of 4.12 percent.  As of March 31, 2019, the total lease liabilities are $43.1 million, $3.4 million of which is included in accrued expenses and other current liabilities and $39.7 million is included as long-term operating lease liabilities on the condensed consolidated balance sheets. As of March 31, 2019, the ROU asset balance is $32.2 million.

Facilities costs (including rent and utilities) are considered shared costs and are allocated to departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category. Total rent expense was approximately $1.7 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively.

Other information related to leases is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases (in millions)	$0.9
Lease liabilities arising from obtaining right-of-use assets
Operating leases (in millions)	$30.4
Weighted-average remaining lease term - operating leases	9.4 years
Weighted-average discount rate - operating leases	4.12%

At March 31, 2019, we have no financing leases and we have non-cancelable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(in thousands)
2019 (except the three months ended March 31)	$3,658
2020	5,212
2021	5,479
2022	5,452
2023	4,962
Thereafter	27,031
Total minimum lease payments	51,794
Less: interest	(8,655)
Total present value of operating lease liabilities	$43,139
Less: operating lease liabilities - current	$(3,443)
Long-term operating lease liabilities	$39,696

6. Line of Credit and Long-Term Debt

On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (the “Credit Agreement”) with the financial institutions identified therein as lenders. The Credit Agreement is guaranteed by the Company, SailPoint Technologies Intermediate Holdings, LLC, a wholly owned subsidiary of the Company, and the Borrower’s material domestic subsidiaries (the “Guarantors” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets.

The credit agreement provides for an initial $150.0 million in commitments for revolving credit loans, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under certain circumstances and is subject to certain financial covenants. In addition, the credit agreement provides for the ability to incur uncommitted term loan facilities if, among other things, the Senior Secured Net Leverage Ratio (as defined in our credit agreement), calculated giving pro forma effect to the requested term loan facility, is no greater than 3.50 to 1.00. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Loan Parties and their Restricted Subsidiaries (as defined in the Credit Agreement) to incur additional indebtedness or guarantee indebtedness of others; create liens on properties or assets; merge, consolidate, or dissolve; make certain loans or investments; sell or dispose of assets; enter into sale and leaseback transactions; pay dividends and other restricted payments; or enter into transactions with affiliates. The agreement has established priority for the lenders party over all assets of the Company.

Borrowings under our credit agreement are scheduled to mature in March 2024. Any borrowing under our credit agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitments of all lenders.

The Company had no outstanding revolving credit loan balance as of March 31, 2019 and December 31, 2018. The Company was in compliance with all applicable covenants as of March 31, 2019.

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

The Company incurred total debt issuance costs of approximately $0.8 million in connection with this new Credit Agreement, which is included in other non-current assets on the accompanying condensed consolidated balance sheet. These costs are being amortized to interest expense over the life of the credit agreement on a straight-line basis. Amortization of debt issuance costs during the three months ended March 31, 2019 was not significant and was recorded in interest expense in the accompanying condensed consolidated statements of operations. Amortization of debt issuance costs under our prior credit agreement during the three months ended March 31, 2018 was approximately $0.1 million.

7. Stock Option Plans and Stock-Based Compensation

2015 Stock Option Plans

In 2015, the Company adopted (i) the Amended and Restated 2015 Stock Option and Grant Plan and (ii) the 2015 Stock Incentive Plan (together the “2015 Stock Option Plans”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options (“NSOs”) for the right to purchase shares of common stock, and grant restricted stock units. The 2015 Stock Option Plans reserve 5,000,000 shares of common stock for issuance as ISOs, 500,000 shares of restricted stock and 250,000 shares for issuance under the 2015 Stock Incentive Plan. Under the 2015 Stock Option Plans, ISOs may not be granted at less than fair market value on the date of the grant and generally vest over a four-year period based on continued service. Options generally expire ten years after the grant date.

At March 31, 2019, 546,093 shares were available for issuance under the Amended and Restated 2015 Stock Option and Grant Plan and 89,526 shares were available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

2017 Long Term Incentive Plan

In November 2017, the Company’s board of directors adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options, nonqualified stock options to purchase shares of common stock and restricted stock units. As of March 31, 2019, the Company had reserved 13,285,314 shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan will be increased on each January 1 hereafter by 4,428,438 shares of common stock. Options and RSUs granted under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan. At March 31, 2019, 9,240,711 shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

The fair value for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights, as discussed further below, during the period ended March 31, 2019 and 2018 was estimated at grant date using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Expected dividend rate	0%	0%	0%	NA
Expected volatility	39.8%	41.0%	46.0%	NA
Risk-free interest rate	2.48% - 2.59%	2.63% - 2.73%	2.44%	NA
Expected term (in years)	6.25	6.25	0.42	NA

The following table summarizes stock option activity during the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balances at December 31, 2018	2,817	$6.64	8.0	$47,589
Granted	682	$30.06
Exercised	(271)	$4.32
Forfeited	(28)	$6.76
Balances at March 31, 2019	3,200	$11.83	8.2	$54,963
Options vested and expected to vest at March 31, 2019	3,200	$11.83	8.2	$54,963
Options vested and exercisable at March 31, 2019	1,153	$4.83	7.3	$27,550

The Company expects all outstanding stock options at March 31, 2019 to fully vest. The weighted average grant date fair value per share for the period ended March 31, 2019 and 2018 was $12.92 and $8.42, respectively. Stock-based compensation expense relating to stock options was approximately $1.2 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. The total fair value of shares vested during the three months ended March 31, 2019 and 2018 was approximately $2.4 million and $0.4 million, respectively.

The total unrecognized compensation expense related to non-vested stock options granted is $14.9 million and is expected to be recognized over a weighted average period of 2.66 years as of March 31, 2019.

Incentive Unit Plan

In 2014 and 2015, the Company granted shares of the Company’s common stock (the “incentive units”) to certain members of management pursuant to restricted stock agreements (the “RSAs”).

The incentive units were granted with an exercise price equal to the fair market value on the date of grant, are subject to vesting, and if exercised in advance of vesting were subject to the Company’s right to repurchase until vested. During the three months ended March 31, 2019, all of the remaining 0.7 million units were vested with a weighted average grant date fair value of $0.05 per share. The company did not grant any additional incentive units during the three months ended March 31, 2019.

Stock-based compensation expense relating to incentive units was approximately $0.4 million and $2.1 million for the three months ended March 31, 2019 and 2018, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.

The following table provides a summary of the restricted stock unit for employees, consultants and non-employee directors of the Company for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balances at December 31, 2018	1,148	$15.40	1.8	26,967
Granted	884	$30.21
Vested	(91)	$17.11
Forfeited	(31)	$15.04
Balances at March 31, 2019	1,910	$22.18	2.0	54,844
Units expected to vest at March 31, 2019	1,910	$22.18	2.0	54,844

The total unrecognized compensation related to restricted stock units for employee and non-employees was $39.3 million as of March 31, 2019 and is expected to be recognized over a weighted average period of 3.27 years. Stock-based compensation expense relating to restricted stock units was approximately $2.3 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. During the first quarter of 2019, the Board of Directors approved accelerated vesting of restricted stock for an exiting board member that resulted in a modification and an immaterial decrease in stock-based compensation expense.

Employee Stock Purchase Plan

In November 2017, the Company’s board of directors adopted the Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective November of 2017, after the date our registration statement was declared effective by the SEC. The ESPP permits eligible employees to purchase shares by authorizing payroll deductions from 1% to 15% of employee’s eligible compensation during the offering period, which is generally six months, with an annual cap of $25,000. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares after the closing of the offering period at a price equal to 85% of the closing price of the shares at the opening or closing of the offering period, whichever is lower. The current offering period is January 2, 2019 through June 3, 2019.

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

ESPP purchase rights have an expected volatility, as shown above, that is based on the historical volatility of the common stock of a collection of our peers in the market. The expected term represents the period of time the ESPP purchase rights are expected to be outstanding and approximates the offering period.

During the three months ended March 31, 2019, the Company did not issue shares of common stock for the ESPP and recognized $0.7 million of stock-based compensation expense for the ESPP. Stock-based compensation expense associated with ESPP purchase rights are recognized on a straight-line basis over the offering period.

A summary of the Company’s stock-based compensation expense, which includes stock options, incentive units, restricted stock units, and ESPP, is presented below:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Stock options	$1,244	$1,778
Incentive units	351	2,132
RSUs	2,328	1,229
ESPP	716	—
Total stock-based compensation expense	$4,639	$5,139

A summary of the Company’s stock-based compensation expense as recognized on the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Cost of revenue - subscription	$260	$121
Cost of revenue - services and other	349	375
Research and development	917	641
General and administrative	1,371	2,340
Sales and marketing	1,742	1,662
Total stock-based compensation expense	$4,639	$5,139

8. Income Taxes

Impacts of the U.S. 2017 Tax Cuts and Jobs Act

The U.S. 2017 Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017 and effective January 1, 2018, reduces the U.S. federal corporate tax rate from 35% to 21%. Upon adoption, there was no net impact to the Company’s provision for income taxes or net deferred taxes due to the Company’s valuation allowance. The decrease in future tax assets via the reduced rate was offset by the decrease in our valuation allowance.

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Under GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or to factor such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company elected the "period cost method" as its accounting policy with respect to the new GILTI tax rules.  For the period ended March 31, 2019, the Company determined it was in an aggregated net loss position with respect to its controlled foreign corporations. Thus, there is no GILTI tax liability as of March 31, 2019.

The provision for income taxes for 2019 and 2018 is generated from activity related to stock option activity and certain foreign jurisdictions by our consolidated subsidiaries. The effective tax rate for the three months ended March 31, 2019 and 2018 are 18.4% and (54.3)%, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended March 31, 2019 and 2018 the Company did not record any material interest or penalties.

The Company files tax returns in the U.S. federal jurisdiction, in several state jurisdictions, and in several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2015 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2014. The Company is currently under audit for income tax in a single foreign jurisdiction. The audit is ongoing and is not expected to materially impact the financial statements. The Company has a FIN 48 reserve related to this foreign jurisdiction filing that should sufficiently cover any related assessment.

9. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted-average outstanding common shares including the dilutive effect of stock awards. In periods when the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands, except per share data)
Numerator
Net loss	$(8,390)	$(2,302)
Net loss attributable to common stockholders	$(8,390)	$(2,302)

Denominator
Weighted average shares outstanding
Basic	88,295	85,719
Diluted	88,295	85,719

Net loss attributable to common stockholders per share
Basic	$(0.10)	$(0.03)
Diluted	$(0.10)	$(0.03)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Stock options to purchase common stock	3,080	3,468
Non-vested incentive units	—	1,480
RSUs issued and outstanding	1,638	1,098
ESPP	192	—
Total	4,910	6,046

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019 (the “Annual Report”), including the Consolidated Financial Statements and related notes included therein.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors. Important factors, some of which are beyond our control, that could cause actual results to differ materially from our historical results or those expressed or implied by these forward-looking statements include the following: our ability to attract and retain customers, including larger organizations; our ability to deepen our relationships with existing customers; our expectations regarding our customer growth rate; our business plan and beliefs and objectives for future operations; trends associated with our industry and potential market; benefits associated with use of our platform and services; our ability to develop or acquire new solutions, improve our platform and solutions and increase the value of our platform and solutions; our ability to compete successfully against current and future competitors; our ability to further develop strategic relationships; our ability to achieve positive returns on investments; our plans to acquire complementary businesses, products or technology; our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments; our ability to timely and effectively scale and adapt our existing technology, our ability to increase our revenue, our revenue growth rate and gross margin; our ability to generate sufficient revenue to achieve and sustain profitability; our future financial performance, including trends in revenue, cost of revenue, operating expenses, other income and expenses, income taxes, billings and customers; the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements; our ability to raise capital and the loans of those financings; our ability to attract, train and retain qualified employees and key personnel; our ability to maintain and benefit from our corporate culture; our ability to successfully identify, acquire and integrate companies and assets; our ability to successfully enter new markets and manage our international expansion; and our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property. These and other important risk factors are described more fully in our reports and other documents filed with the SEC, including under “Risk Factors” in Part I, Item 1A in the Annual Report and “Risk Factors” in Part II, Item 1A in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Business Overview

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

Our solutions address the complex needs of global enterprises and mid-market organizations. As of March 31, 2019, 1,219 customers across a wide variety of industries were using our products to enable and secure digital identities across the globe. No single customer represented more than 10% of our revenue for the three months ended March 31, 2019 and 2018.

For the three months ended March 31, 2019 and 2018, our revenue was $60.6 million and $48.9 million, respectively. For the three months ended March 31, 2019 and 2018, our net loss was $8.4 million and $2.3 million, respectively. For the three months ended March 31, 2019 and 2018, our net cash provided by operations was $17.2 million and $15.3 million, respectively.

Our success is principally dependent on our ability to deliver compelling solutions to attract new customers and retain existing customers. Delivering these solutions is challenging because our customers have large, complex IT environments, often rely on both legacy and innovative technologies, and deploy different business models, including on premise and cloud solutions. Rising security threats and evolving regulations and compliance standards for cyber security, data protection, privacy and internal IT controls create new opportunities for our industry and require us to adapt our solutions to be successful. Our ability to continue to maintain our historical growth rates is also challenging because our growth strategy depends in part on our ability to expand our global presence and invest in new vertical markets, while competing against much larger companies with more recognizable brands and financial resources. As an example of these challenges, we have seen recent changes in our pipeline that impacted our expectations for the remainder of 2019. We believe we have identified the challenges and are making changes in our go-to-market initiatives.  We believe these changes will address our execution shortfalls, however, if we are unable to successfully address these recent challenges, our business, financial condition, and operating results could be adversely affected.  Although we seek to grow rapidly, we also focus on delivering positive net cash from operations while continuing to invest in our platform and to deliver innovative solutions to our customers. Additionally, our gross margins vary depending on the type of solution we sell, and a shift in the mix of our solutions could affect our performance relative to historical results.

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

Our set of solutions currently consists of (i) IdentityIQ, our on-premises identity governance solution, (ii) IdentityNow, our cloud-based, multi-tenant governance suite, which is delivered as a subscription service, and (iii) IdentityAI, our cloud-based, multi-tenant advanced identity analytics solution, which is delivered as a subscription service. See Part I, Item 1 “Business” of the Annual Report for more information regarding our solutions.

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

See “Key factors affecting our performance” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report, for information regarding the Key factors affecting our performance.

Key Business Metrics

In addition to our GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended
	March 31, 2019	March 31, 2018
Number of customers	1,219	984
Subscription revenue as a percentage of total revenue	53%	46%
Adjusted EBITDA (in thousands)	$1,073	$3,925

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

•

Adjusted EBITDA. We believe that adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that adjusted EBITDA is an important measure for evaluating our performance because it facilitates comparisons of our core operating results from period to period by removing the impact of our stock-based compensation, asset base (depreciation and amortization), purchase accounting adjustments, capital structure (net interest income or expense) and tax consequences. In addition, we base certain of our forward-looking estimates and budgets on adjusted EBITDA. See the section titled “Non-GAAP Financial Measures” for more information regarding adjusted EBITDA, including the limitations of using adjusted EBITDA as a financial measure, and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

Non-GAAP Financial Measures

In addition to our financial information presented in accordance with GAAP, we use certain non-GAAP financial measures to clarify and enhance our understanding of past performance and future prospects. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flow that includes or excludes amounts that are included or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. We monitor the non-GAAP financial measures described below and we believe they are helpful to investors. Our non-GAAP financial measures may not provide information that is directly comparable to that provided by other companies in our industry because they may calculate non-GAAP financial results differently. In addition, there are limitations in using non-GAAP financial measures because they are not prepared in accordance with GAAP and exclude expenses that may have a material impact on our reported financial results. The presentation of non-GAAP financial information is not meant to be considered in isolation or as a substitute for the directly comparable financial measures prepared in accordance with GAAP. We urge you to review the reconciliations of our non-GAAP financial measures to the comparable GAAP financial measures included below, and not to rely on any single financial measure to evaluate our business.

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net loss adjusted to exclude stock-based compensation expense, amortization and depreciation, purchase accounting adjustments, interest (income) expense, net, and income taxes.

We exclude stock-based compensation expense from adjusted EBITDA because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We also exclude amortization of acquired intangible assets, and the partial release of the valuation allowance due to acquisition from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations and may also facilitate comparison with the results of other companies in our industry.

The following table reflects the reconciliation of GAAP to non-GAAP adjusted EBITDA to net loss calculated in accordance with GAAP:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Net loss	$(8,390)	$(2,302)
Stock-based compensation (1)	4,870	5,139
Amortization of acquired intangibles	2,331	2,206
Depreciation	972	421
Purchase price accounting adjustment (2)	—	13
Interest (income) expense, net (3)	(11)	1,178
Income tax expense (benefit)	1,301	(2,730)
Adjusted EBITDA	$1,073	$3,925

(1)	Stock-based compensation includes employer related payroll taxes.
(2)	Purchase accounting adjustment related to the fair value write down of deferred revenue from the Acquisition.
(3)	Interest expense includes amortization of debt issuance costs.

Components of Results of Operations

See “Components of Results of Operations” in Part II, Item 7 of the Annual Report, for information regarding the components of our results of operations.

ASC 606 Adoption and Impact to Previously Reported Results

During the year ended December 31, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606) and subsequent amendments to the initial guidance collectively, ASC 606, utilizing the modified retrospective method of transition whereby the results and related disclosures for the comparative 2018 periods presented in this Quarterly Report were recast and are now presented as if ASC 606 had been in effect beginning January 1, 2018 with modified retrospective adjustments applicable prior to January 1, 2018 included as a cumulative-effect adjustment to retained earnings. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 3 “Revenue Recognition” in the financial statements included in the Annual Report for accounting policy updates and additional information on our adoption of ASC 606.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Revenue
Licenses	$18,669	$16,808
Subscription	31,835	22,505
Services and other	10,079	9,628
Total revenue	60,583	48,941
Cost of revenue
Licenses	1,059	1,138
Subscription (1)	5,813	4,658
Services and other (1)	7,997	6,974
Total cost of revenue	14,869	12,770
Gross profit	45,714	36,171
Operating expenses
Research and development (1)	12,772	9,762
General and administrative (1)	9,137	7,657
Sales and marketing (1)	30,488	22,459
Total operating expenses	52,397	39,878
Loss from operations	(6,683)	(3,707)
Other expense, net:
Interest income (expense), net	11	(1,178)
Other, net	(417)	(147)
Total other expense, net	(406)	(1,325)
Loss before income taxes	(7,089)	(5,032)
Income tax (expense) benefit	(1,301)	2,730
Net loss	$(8,390)	$(2,302)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Cost of revenue - subscription	$260	$121
Cost of revenue - services and other	349	375
Research and development	917	641
General and administrative	1,371	2,340
Sales and marketing	1,742	1,662
Total stock-based compensation expense	$4,639	$5,139

The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenue
Licenses	31%	34%
Subscription	53	46
Services and other	16	20
Total revenue	100	100
Cost of revenue
Licenses	2	2
Subscription	10	10
Services and other	13	14
Total cost of revenue	25	26
Gross profit	75	74
Operating expenses
Research and development	21	20
General and administrative	15	16
Sales and marketing	50	46
Total operating expenses	86	82
Loss from operations	(11)	(8)
Other expense, net:
Interest income (expense), net	0	(2)
Other, net	(1)	0
Total other expense, net	(1)	(2)
Loss before income taxes	(12)	(10)
Income tax (expense) benefit	(2)	6
Net loss	(14)%	(4)%

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended
	March 31, 2019	March 31, 2018	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$18,669	$16,808	$1,861	11%
Subscription	31,835	22,505	9,330	41%
Services and other	10,079	9,628	451	5%
Total revenue	$60,583	$48,941	$11,642	24%

License Revenue. License revenue increased by $1.9 million, or 11%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Consistent with prior periods, license revenue from new customers was higher than license revenue from existing customers for the three months ended March 31, 2019. This increase is primarily attributable to increased sales to the new customers, with a 44% year over year increase, partially offset by a decrease in follow-on license sales to our existing customers. During the three months ended March 31, 2019 and 2018, license revenue from new customers was $14.5 million and $10.0 million, respectively; and license revenue from existing customers was $4.2 million and $6.8 million for the respective periods. Our revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased.

Subscription Revenue. Subscription revenue increased by $9.3 million, or 41%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was primarily a result of an increase in ongoing maintenance renewals and an increase in maintenance revenue derived from new license sales. Our customer base increased by 235, or 24%, from 984 customers at March 31, 2018 to 1,219 customers at March 31, 2019. During the three months ended March 31, 2019 and 2018, revenue from existing customers contributed to more than 95% of subscription revenue. During the three months ended March 31, 2019, subscription revenue from new and existing customers increased 38% and 42%, respectively, compared to three months ended March 31, 2018.

Services and Other Revenue. Services and other revenue increased by $0.5 million, or 5%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase is primarily a result of an increase in the number of customers using our consulting and training services.

Geographic Regions. Our operations in the United States were responsible for the largest portion of our revenue in each of the three months ended March 31, 2019 and 2018 because of our larger and more established sales force and partner network in the United States as compared to our other regions. During the three months ended March 31, 2019, revenue from Europe, the Middle East and Africa (“EMEA”) increased 23% year over year primarily due to our investment in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide.

The following table sets forth a summary of our consolidated total revenue by geography and the respective percentage of total revenue:

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$41,560	69%	$32,361	66%
EMEA (1)	13,937	23%	11,319	23%
Rest of the World (1)	5,086	8%	5,261	11%
Total revenue	$60,583	100%	$48,941	100%

(1)	No single country represented more than 10% of our condensed consolidated revenue.

Gross Profit and Gross Margin

	Three Months Ended
	March 31, 2019	March 31, 2018	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$17,610	$15,670	$1,940	12%
Subscription	26,022	17,847	8,175	46%
Services and other	2,082	2,654	(572)	(22)%
Total gross profit	$45,714	$36,171	$9,543	26%
Gross margin
Licenses	94%	93%
Subscription	82%	79%
Services and other	21%	28%
Total gross margin	75%	74%

Licenses. License gross profit increased by $1.9 million, or 12%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was the result of increased license revenues with only minor increases in third party royalties.

Subscription. Subscription gross profit increased by $8.2 million, or 46%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase was the result of growth in subscription revenue, as described above, coupled with growth in costs of subscription revenue at a rate lower than our revenue growth as we continue to build economies of scale within our customer support organization and our utilization of cloud-based hosting services.

Services and Other. Services and other gross profit decreased by $0.6 million, or 22%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This decrease was primarily attributable to the higher costs associated with expanding our infrastructure for our professional services and training organization to support an increasing number of customers.

Operating Expenses

	Three Months Ended
	March 31, 2019	March 31, 2018	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$12,772	$9,762	$3,010	31%
General and administrative	9,137	7,657	1,480	19%
Sales and marketing	30,488	22,459	8,029	36%
Total operating expenses	$52,397	$39,878	$12,519	31%

Research and Development Expenses. Research and development expenses increased by $3.0 million, or 31%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Approximately 93% of this increase was the result of an increase in headcount, and related allocated overhead, to optimize and expand our product offerings as well as pursue innovation in identity governance. Substantially all of the remaining increase in research and development expenses was the result of an increase in software and maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering.

General and Administrative Expenses. General and administrative expenses increased by $1.5 million, or 19%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. This increase was primarily driven by approximately $1.7 million of increase in professional services expense comprised of legal, accounting and consulting fees associated with the implementation of ASC 606 and SOX. This increase was partially offset by an approximately $1.0 million decrease related to general and administrative stock-based compensation expense, further offset by an increase in general and administrative headcount and related allocated overhead expenses, which includes an increase in general and administrative facility expense associated with the expansion of our offices worldwide.

Sales and Marketing Expenses. Sales and marketing expenses increased by $8.0 million, or 36%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Approximately $6.1 million, or 76%, of the increase was the result of our increased sales and marketing headcount, stock-based compensation expense and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. As our headcount increased, we also experienced related increases in travel and advertising costs of $0.5 million and $1.3 million, respectively, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Interest Income (Expense), Net

Interest income (expense), net, decreased by $1.2 million for the three months ended March 31, 2019, compared to March 31, 2018. This decrease was primarily due to paydown of our term loan principal balance and related amortization of debt issuance cost.

Income Tax (Expense) Benefit

Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. With the previous adoption of ASC 606 in 2018, we are in a deferred tax liability position and no longer require a valuation allowance. We still maintain a full valuation allowance for our Israel tax position due the lack of taxable earnings for the foreseeable future.

Our income tax rate varies from the federal statutory rate due to the valuation allowances on certain foreign deferred tax assets, regulations and interpretations in multiple jurisdictions in which we operate; unanticipated changes in tax rates; and differences in accounting and tax treatment of our stock-based compensation. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business including the United States and Israel. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. During the fourth quarter of each year prior to 2018, we have incurred net losses since our inception. We have since begun to utilize our net operating losses for federal income tax purposes. Thus, our tax expense to date relates primarily to foreign income taxes, mainly from our Israeli activities, and to a lesser extent, state income taxes. The effective tax rate for the three months ended March 31, 2019 and 2018 are 18.4% and (54.3)%, respectively. The difference in effective tax rate is primarily due to the increase in foreign taxes and increase in worldwide pre-tax book loss.

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

Liquidity and Capital Resources

As of March 31, 2019, we had $86.2 million of cash and cash equivalents, $150.0 million of availability under our revolving credit agreement and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit, issued primarily in connection with our new corporate headquarters lease. See Item 2 “Properties” included in Part I, Item 1 of the Annual Report for more information regarding our new corporate headquarters lease. As of March 31, 2019, we had approximately $3.4 million of cash and cash equivalents held in our foreign subsidiaries.

We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our revolving credit agreement will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities and the introduction of new solutions and product enhancements. To the extent existing cash and cash equivalents and borrowings under our revolving credit agreement are not sufficient to fund future activities, we may seek to raise additional funds through equity, equity-linked or debt financings. Any additional equity financing may be dilutive to our existing stockholders. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. As of March 31, 2019, we had no material commitments for capital expenditures.

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

Credit Agreement

On March 11, 2019, we entered into a credit agreement (the “Credit Agreement”) with the financial institutions identified therein as lenders, Citibank, N.A., as administrative agent, sole lead arranger and sole bookrunner, and Royal Bank of Canada and Bank of America, N.A., as co-documentation agents.  The Credit Agreement is guaranteed by us, and the Borrower’s material domestic subsidiaries (the “Guarantors” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets.

The Credit Agreement provides for an initial $150 million in commitments for revolving credit loans, with a $15 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances.  In addition, the Credit Agreement provides for the ability to incur uncommitted term loan facilities if, among other things, the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), calculated giving pro forma effect to the requested term loan facility, is no greater than 3.50 to 1.00.  Borrowings under this agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

Borrowings under the Credit Agreement are scheduled to mature on March 11, 2024. Payment of the borrowings may be accelerated upon the occurrence of certain customary events of default specified in the Credit Agreement, which includes failure to make payments relating to the borrowings under the Credit Agreement when due, the material inaccuracy of representations or warranties, failures to perform certain affirmative covenants, failures to refrain from actions or omissions prohibited by negative covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, and a Change in Control (as defined in the Credit Agreement).

The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Loan Parties and their Restricted Subsidiaries (as defined in the Credit Agreement) to incur additional indebtedness or guarantee indebtedness of others; create liens on properties or assets; merge, consolidate, or dissolve; make certain loans or investments; sell or dispose of assets; enter into sale and leaseback transactions; pay dividends and other restricted payments; or enter into transactions with affiliates. In addition, under the terms of the Credit Agreement, the Senior Secured Net Leverage Ratio for each fiscal quarter shall not be more than 3.50 to 1.00, provided that such financial covenant level shall be increased to 4.00 to 1.00 during a fiscal quarter in which a Material Acquisition (as defined in the Credit Agreement) has been consummated.

The interest rates applicable to revolving credit loans under the Credit Agreement are, at the Borrower’s option, either (i) a base rate, which is equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 1/2 of 1%, and (c) the one-month Adjusted LIBO Rate (as defined in the Credit Agreement) plus 1%, in each case, plus an interest margin ranging from 0.25% to 0.75% based on the Senior Secured Net Leverage Ratio, or (ii) the Adjusted LIBO Rate plus an interest margin ranging from 1.25% to 1.75% based on the Senior Secured Net Leverage Ratio. The Adjusted LIBO Rate cannot be less than zero. The Borrower will pay an unused commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.30% per annum based on the Senior Secured Net Leverage Ratio.

Any borrowing under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitments of all lenders.

We had no outstanding revolving credit loan balance as of March 31, 2019 and December 31, 2018. We were in compliance with all applicable covenants as of March 31, 2019.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(In thousands)
Net cash provided by operating activities	$17,228	$15,322
Net cash used in investing activities	(2,295)	(526)
Net cash provided by financing activities	343	62
Net increase in cash, cash equivalents and restricted cash	$15,276	$14,858

Cash Flows from Operating Activities

During the three months ended March 31, 2019, cash provided by operating activities was $17.2 million, which consisted of a net loss of $8.4 million, adjusted by non-cash charges of $10.4 million and a net change of $15.2 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $3.3 million, amortization of contract acquisition costs of $2.2 million, stock-based compensation of $4.6 million and changes in lease liabilities of $0.3 million. The change in our net operating assets and liabilities was $15.2 million as a result of an increase in accrued expenses and other liabilities due primarily to accrual of deferred rent and lease liabilities due to adoption of ASC 842 and a decrease in accounts receivable due to the timing of receipts of payments from customers, partially offset by an increase in prepayments and other assets, a decrease in accounts payable due to timing of cash disbursements, and a decrease in deferred revenue due to the timing of billings of revenue recognition primarily for subscription and support services.

During the three months ended March 31, 2018, cash provided by operating activities was $15.3 million, which consisted of a net loss of $2.3 million, adjusted by non-cash charges of $9.5 million and a net change of $8.1 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $2.6 million, amortization of debt issuance costs of $0.1 million, amortization of contract acquisition costs of $1.7 million and stock-based compensation of $5.1 million. The change in our net operating assets and liabilities was $8.1 million as a result of a decrease in accounts receivable due to the timing of receipts of payments from customers, an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, partially offset by an increase in prepayments and other assets, a decrease in accounts payable due to timing of cash disbursements, a decrease in accrued expenses and other liabilities due primarily to accrual of additional commissions and bonuses and a decrease in income taxes payable.

Cash Flows from Investing Activities

During the three months ended March 31, 2019, cash used in investing activities was $2.3 million, consisting primarily of purchases of property and equipment.

During the three months ended March 31, 2018, cash used in investing activities was $0.5 million consisting primarily of purchases of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities was $0.3 million, consisting of $1.2 million of proceeds from exercise of stock options partially offset by debt issuance costs of $0.8 million associated with the new credit agreement.

During the three months ended March 31, 2018, cash provided by financing activities was $0.1 million proceeds from exercise of stock options.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the accounting policies associated with revenue recognition, stock-based compensation and income taxes are the most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates. There have been no material changes to these estimates or the policies related to them during the three months ended March 31, 2019. For a full discussion of these estimates and policies, see the section titled “Critical Accounting Policies and Estimates” in Part II, Item 7 of the Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) should be designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) (our principal executive officer) and the Chief Operating Officer (COO) (our principal financial officer), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting, described below.

As previously reported in our Annual Report, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 based on those criteria. Based upon our management’s evaluation, we identified the following material weaknesses as of December 31, 2018, in the Company’s internal control over financial reporting:

1.

We determined that we did not maintain adequate controls over the accounting and reporting for certain complex, non-routine transactions affecting the adoption of new accounting standards and equity compensation

2.

Certain internal controls related to the recording and processing of revenue transactions are not designed or operating at a precise enough level to prevent or detect errors and insufficient documentation exists to support the operating effectiveness of these controls.

Notwithstanding the identified material weaknesses, management believes the unaudited condensed consolidated financial statements as included in Item 1 of this Quarterly Report fairly represent, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with generally accepted accounting principles in the United States. There were no changes to previously released financial results.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to leases on our financial statements to facilitate their adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

Inherent Limitations on Effectiveness of Controls

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

Item 1A.  Risk Factors

There have been no material changes to risk factors. For a description of risk factors, see Part I, Item 1A in the Annual Report.

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

Our initial public offering closed in November 2017. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated November 16, 2017 and filed with the SEC on November 17, 2017 pursuant to Rule 424(b) of the Securities Act. As of March 31, 2019, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and approximately $1.8 million of such proceeds to pay a related prepayment premium. As of March 31, 2019, the remaining net proceeds are held in cash and have not been deployed.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

10.1

Credit Agreement, dated as of March 11, 2019, among the Company, SailPoint Technologies, Inc., the other loan parties thereto, the lenders party thereto, Citibank, N.A., as administrative agent, sole lead arranger and sole bookrunner, and Royal Bank of Canada Bank of America, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K for the (File No. 001-38297)).

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

SailPoint Technologies Holdings, Inc.,

Date: May 8, 2019	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Cam McMartin
Cam McMartin
Chief Operating Officer (Principal Financial Officer)