Form 10-Q
period 2019-06-30
Sailpoint Technologies Holdings, Inc.
filed 2019-08-06
CIK 1627857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The registrant had 89,122,643 shares of common stock outstanding as of August 1, 2019.

SailPoint Technologies Holdings, Inc.

PART I

ITEM 1. Financial Statements

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated Balance sheets

	As of
	June 30, 2019	December 31, 2018
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$93,049	$70,964
Restricted cash	6,303	6,272
Accounts receivable	70,613	101,469
Prepayments and other current assets	23,289	21,850
Total current assets	193,254	200,555
Property and equipment, net	21,524	19,268
Right-of-use assets	31,330	—
Other non-current assets	22,973	20,374
Goodwill	219,377	219,377
Intangible assets, net	70,198	74,860
Total assets	$558,656	$534,434
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,444	$4,636
Accrued expenses and other liabilities	21,768	21,731
Income taxes payable	591	2,143
Deferred revenue	95,496	95,919
Total current liabilities	121,299	124,429
Deferred tax liability - non-current	4,142	4,142
Long-term operating lease liabilities	38,813	9,788
Deferred revenue - non-current	19,928	18,382
Total liabilities	184,182	156,741
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 89,050 shares at June 30, 2019 and 87,512 shares at December 31, 2018	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Additional paid in capital	391,841	377,473
(Accumulated deficit) retained earnings	(17,376)	211
Total stockholders' equity	374,474	377,693
Total liabilities and stockholders’ equity	$558,656	$534,434

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands, except per share data)
	(Unaudited)
Revenue
Licenses	$19,333	$19,620	$38,002	$36,428
Subscription	33,711	24,110	65,546	46,615
Services and other	10,010	9,926	20,089	19,554
Total revenue	63,054	53,656	123,637	102,597
Cost of revenue
Licenses	1,015	1,260	2,074	2,398
Subscription	6,315	4,919	12,128	9,577
Services and other	8,379	7,197	16,376	14,171
Total cost of revenue	15,709	13,376	30,578	26,146
Gross profit	47,345	40,280	93,059	76,451
Operating expenses
Research and development	13,398	10,115	26,170	19,877
General and administrative	8,490	7,743	17,627	15,400
Sales and marketing	35,536	23,774	66,024	46,233
Total operating expenses	57,424	41,632	109,821	81,510
Loss from operations	(10,079)	(1,352)	(16,762)	(5,059)
Other expense, net:
Interest income (expense), net	261	(2,800)	272	(3,978)
Other, net	(306)	(569)	(723)	(716)
Total other expense, net	(45)	(3,369)	(451)	(4,694)
Loss before income taxes	(10,124)	(4,721)	(17,213)	(9,753)
Income tax (expense) benefit	927	3,742	(374)	6,472
Net loss	$(9,197)	$(979)	$(17,587)	$(3,281)
Net loss available to common stockholders	$(9,197)	$(979)	$(17,587)	$(3,281)
Net loss per share
Basic	$(0.10)	$(0.01)	$(0.20)	$(0.04)
Diluted	$(0.10)	$(0.01)	$(0.20)	$(0.04)
Weighted average shares outstanding
Basic	88,767	86,246	88,533	85,984
Diluted	88,767	86,246	88,533	85,984

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2019
	Common Stock		Additional
	Number of shares	Par value	paid in capital	Accumulated deficit	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at March 31, 2019	88,598	$9	$383,321	$(8,179)	$375,151
Exercise of stock options	217	—	624	—	624
Restricted stock units vested, net of tax settlement	33	—	—	—	—
Stock-based compensation expense	—	—	4,970	—	4,970
Common stock issued under employee stock plan	202	—	2,926	—	2,926
Net loss	—	—	—	(9,197)	(9,197)
Balance at June 30, 2019	89,050	$9	$391,841	$(17,376)	$374,474

	For the Six Months Ended June 30, 2019
	Common Stock		Additional	Retained earnings
	Number of shares	Par value	paid in capital	(accumulated deficit)	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at December 31, 2018	87,512	$9	$377,473	$211	$377,693
Exercise of stock options	488	—	1,796	—	1,796
Restricted stock units vested, net of tax settlement	124	—	—	—	—
Stock-based compensation expense	—	—	9,609	—	9,609
Incentive units vested	724	—	37	—	37
Common stock issued under employee stock plan	202	—	2,926	—	2,926
Net loss	—	—	—	(17,587)	(17,587)
Balance at June 30, 2019	89,050	$9	$391,841	$(17,376)	$374,474

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2018
	Common Stock		Additional
	Number of shares	Par value	paid in capital	Accumulated deficit	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at March 31, 2018	85,953	$9	$358,859	$(5,761)	$353,107
Exercise of stock options	339	—	831	—	831
Restricted stock units vested, net of tax settlement	51	—	—	—	—
Stock-based compensation expense	—	—	4,116	—	4,116
Incentive units vested	253	—	11	—	11
Net loss	—	—	—	(979)	(979)
Balance at June 30, 2018	86,596	$9	$363,817	$(6,740)	$357,086

	For the Six Months Ended June 30, 2018
	Common Stock		Additional
	Number of shares	Par value	paid in capital	Accumulated deficit	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at December 31, 2017	84,948	$8	$353,609	$(25,220)	$328,397
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	21,761	21,761
Exercise of stock options	365	—	893	—	893
Restricted stock units vested, net of tax settlement	51	—	—	—	—
Stock-based compensation expense	—	—	9,255	—	9,255
Incentive units vested	1,232	1	60	—	61
Net loss	—	—	—	(3,281)	(3,281)
Balance at June 30, 2018	86,596	$9	$363,817	$(6,740)	$357,086

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2019	June 30, 2018
	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(17,587)	$(3,281)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	6,890	5,278
Amortization of debt issuance costs	51	191
Amortization of contract acquisition costs	4,691	3,401
Loss on modification and partial extinguishment of debt	—	1,536
Gain on disposal of fixed assets	(21)	(48)
Bad debt expense	89	175
Stock-based compensation expense	9,609	9,255
Operating leases, net	443	—
Net changes in operating assets and liabilities
Accounts receivable	30,767	17,869
Prepayments and other current assets	(6,131)	(4,869)
Other non-current assets	(1,820)	(655)
Accounts payable	(1,192)	663
Accrued expenses and other liabilities	(3,531)	(10,024)
Income taxes	(1,552)	(7,529)
Deferred revenue	1,123	14,645
Net cash provided by operating activities	21,829	26,607
Investing activities
Purchase of property and equipment	(3,623)	(1,405)
Proceeds from sale of property and equipment	17	8
Net cash used in investing activities	(3,606)	(1,397)
Financing activities
Debt issuance costs	(829)	—
Repayment of debt	—	(60,000)
Prepayment penalty and fees	—	(300)
Repurchase of equity shares	—	(1)
Proceeds from employee stock purchase plan contributions	2,926	—
Exercise of stock options	1,796	893
Net cash provided by (used in) financing activities	3,893	(59,408)
Net increase (decrease) in cash, cash equivalents and restricted cash	22,116	(34,198)
Cash, cash equivalents and restricted cash, beginning of period	77,236	116,127
Cash, cash equivalents and restricted cash, end of period	$99,352	$81,929

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED Consolidated FINANCIAL STATEMENTS

1. Organization and Description of Business

SailPoint Technologies Holdings, Inc. (“we,” “our,” “the Company” or “SailPoint”) was incorporated in the state of Delaware on August 8, 2014, in preparation for the purchase of SailPoint Technologies, Inc. The purchase (the “Acquisition”) occurred on September 8, 2014 and our certificate of incorporation was amended and restated as of such date. SailPoint Technologies, Inc. was formed July 14, 2004 as a Delaware corporation. The Company designs, develops and markets identity governance software that helps organizations govern user access to critical systems and data. The Company currently markets its products and services worldwide.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with Article 10 of Regulation S-X, “Interim Financial Statements” and the rules and regulations for Form 10-Q of the Securities and Exchange Commission (the “SEC”). Pursuant to those rules and regulations, the Company has condensed or omitted certain information and footnote disclosures it normally includes in its annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of stockholders’ equity and the statements of cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2019 or any future period. Our unaudited condensed consolidated financial statements have been prepared in a manner consistent with the accounting principles described in our Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019 (the “Annual Report”). These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s Annual Report. All intercompany accounts and transactions have been eliminated in consolidation.

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

	As of
	June 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents per balance sheet	$93,049	$70,964
Restricted cash per balance sheet	6,303	6,272
Cash, cash equivalents and restricted cash per cash flow	$99,352	$77,236

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

The following table sets forth the Company’s consolidated revenue by geography:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
United States	$44,399	$33,954	$85,959	$66,315
EMEA (1)	12,332	13,232	26,269	24,551
Rest of the World (1)	6,323	6,470	11,409	11,731
Total revenue	$63,054	$53,656	$123,637	$102,597

(1)	No single country represented more than 10% of our consolidated revenue.

Concentration of Credit Risk and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of June 30, 2019, no single entity represented more than 10% of the balance in accounts receivable. As of December 31, 2018, 11%, of the Company’s accounts receivable was from one customer. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company despite the geographic concentrations related to the Company’s customers. No single customer represented more than 10% of revenue for three and six months ended June 30, 2019 and 2018. The Company does not experience concentration of credit risk in foreign countries as no single foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

Significant Accounting Policies

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Annual Report, most notably Note 2 “Summary of Significant Accounting Policies”. In 2019, the Company adopted Accounting Standards Update 2016-02, “Leases” (“ASU 2016-02”) using the modified retrospective approach. For information regarding ASU 2016-02, please refer to Note 5 “Commitments and Contingencies” below.

Services and Other Revenues

While there are no changes to the policy, the Company provides the following additional clarification regarding the revenue for fixed price services and prepaids that are recognized over time using input methods to estimate progress to completion. For services that are contracted for at a fixed price, progress is generally measured based on hours incurred as a percentage of the total estimated hours required for complete satisfaction of the related performance obligations. For services that are contracted on a time and materials or prepaid basis, progress is generally based on actual hours expended. These input methods (e.g. hours incurred or expended) are considered a faithful depiction of our efforts to satisfy services contracts as they represent the performance obligation consumed by the customer and performed by the entity and therefore reflect the transfer of services to a customer under such contracts.

Deferred Contract Acquisition Costs

While there are no changes to the policy, the Company provides the following additional clarification regarding the incremental costs of obtaining a contract, such as deferred sales commission costs, in particular upon contract renewals. The Company typically pays sales commissions for both initial and follow-on sales of perpetual licenses, inclusive of initial maintenance, term licenses and subscription offerings. Initial commissions are allocated to each performance obligation within the contract. The portion allocated to the perpetual license element is expensed at the time the license is delivered. Commissions allocated to the remaining elements are capitalized and amortized over an expected period of benefit. The Company has determined the expected period of benefit to be approximately five years. In addition, the Company pays sales commissions for renewals of term licenses and subscription offerings at a lower rate, which is therefore not commensurate with commissions paid on an initial sale. These renewal commissions are amortized over each renewal’s contractual term. The Company does not pay sales commissions on renewals of maintenance agreements related to perpetual licenses.

Recently Issued Accounting Standards Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for public entities, for annual periods, including interim periods within those annual periods, beginning after December 15, 2019, and earlier adoption is permitted. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2019 on a prospective basis. The Company is currently evaluating the impact of ASU 2018-15, however does not expect a material effect on the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 and subsequent updates thereafter in ASU 2017-13, ASU 2018-10 and ASU 2018-11, Leases (collectively, Accounting Standards Codification 842 or ASC 842). This standard requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The standard also expands the required quantitative and qualitative disclosures surrounding leases.

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

3. Revenue Recognition

ASC 606 Adoption and Impact to Previously Reported Results

During the year ended December 31, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (ASC 606) and subsequent amendments to the initial guidance collectively, ASC 606, utilizing the modified retrospective method of transition whereby the results and related disclosures for the comparative 2018 periods presented in this Form 10-Q were recast and are now presented as if ASC 606 had been in effect beginning January 1, 2018 with modified retrospective adjustments applicable prior to January 1, 2018 included as a cumulative adjustment to retained earnings. Refer to Note 2 “Summary of Significant Accounting Policies” and Note 3 “Revenue Recognition” in our Annual Report for accounting policy updates and adoption of ASC 606.

Disaggregation of Revenue

The Company’s revenue by geographic region based on the customer’s location is presented in Note 2 “Summary of Significant Accounting Policies” above.

The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
			Services			Services
	License	Subscription	and other	License	Subscription	and other
	(in thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$19,333	$—	$—	$19,620	$—	$—
Revenue recognized over time	—	33,711	10,010	—	24,110	9,926
Total revenue	$19,333	$33,711	$10,010	$19,620	$24,110	$9,926

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
			Services			Services
	License	Subscription	and other	License	Subscription	and other
	(in thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$38,002	$—	$—	$36,428	$—	$—
Revenue recognized over time	—	65,546	20,089	—	46,615	19,554
Total revenue	$38,002	$65,546	$20,089	$36,428	$46,615	$19,554

Contract Balances

A summary of the activity impacting our contract balances during the period ended June 30, 2019 is presented below (in thousands):

Contract acquisition costs
Balances at December 31, 2018	$28,043
Additional deferred contract acquisition costs	5,283
Amortization of deferred contract acquisition costs	(4,691)
Balances at June 30, 2019	$28,635

	Deferred revenue (current)	Deferred revenue (non-current)
Balances at December 31, 2018	$95,919	$18,382
Increase (decrease), net	(423)	1,546
Balances at June 30, 2019	$95,496	$19,928

Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. During the three and six months ended June 30, 2019, revenue recognized that was previously deferred was approximately $39.0 million and $68.8 million, respectively, compared to revenue recognized that was previously deferred of approximately $26.2 million and $45.4 million during the three months ended June 30, 2018 and the period from January 1, 2018, the date of ASC 606 adoption, to June 30, 2018, respectively. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance and the customer billings.

Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at contract level, and typically result from sales contracts when revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. Contract assets are included in prepayments and other current assets and other non-current assets in the condensed consolidated balance sheets. During the periods ended June 30, 2019 and 2018, amounts reclassified from contract assets to accounts receivable were approximately $1.8 million and $1.6 million, respectively. There were no impairments of contract assets during the periods ended June 30, 2019 or 2018.

Remaining Performance Obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract revenue that has not yet been recognized and is included in deferred revenue, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2019, amounts allocated to these additional performance obligations are $169.3 million, of which we expect to recognize $115.2 million as revenue over the next 12 months with the remaining balance recognized thereafter.

Assets Recognized from the Costs to Obtain our Contracts with Customers

As of June 30, 2019, and December 31, 2018, $9.0 million and $8.4 million, respectively, of our deferred contract acquisition costs are included in prepayments and other current assets as they are expected to be amortized within the next 12 months. The remaining amount of our deferred contract acquisition costs are included in other non-current assets. The balance of deferred contract acquisition costs, which primarily consists of cumulative capitalized costs to obtain contracts was $28.6 million and $28.0 million at June 30, 2019 and December 31, 2018, respectively. For the three and six months ended June 30, 2019, amortization of deferred contract acquisition costs of $2.5 million and $4.7 million was recorded for the respective periods. For the three and six months ended June 30, 2018, amortization of deferred contract acquisition costs of $1.7 million and $3.4 million was recorded for the respective periods. There were no material impairments of assets related to deferred contract acquisition costs during the periods ended June 30, 2019 and 2018.

4. Intangible Assets

Total cost and amortization of intangible assets are comprised of the following:

		As of
	Weighted Average Useful Life	June 30, 2019	December 31, 2018
Intangible assets	(In years)	(In thousands)
Customer lists	15	$42,500	$42,500
Developed technology	9.6	42,000	42,000
Trade names and trademarks	17	24,500	24,500
Order backlog	1.5	—	1,100
Other intangible assets	4.9	3,310	3,310
Total intangible assets		112,310	113,410
Less: Accumulated amortization		(42,112)	(38,550)
Total intangible assets, net		$70,198	$74,860

Amortization expense included in the condensed consolidated statements of operations for the periods ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
Amortization expense (in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cost of revenue - licenses	$1,008	$1,008	$2,016	$2,016
Cost of revenue - subscription	96	96	192	192
Research and development	159	34	318	68
Sales and marketing	1,068	1,068	2,136	2,136
Total amortization of acquired intangibles	$2,331	$2,206	$4,662	$4,412

Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments of intangible assets during the periods ended June 30, 2019 and 2018.

5. Commitments and Contingencies

Operating Leases

Right-of-use (“ROU”) assets and lease liabilities are recognized at the present value of future lease payments over the lease term. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets include any upfront lease payments made and exclude lease incentives. The Company leases its facilities under non-cancelable operating lease agreements. Additionally, these leases often require the Company to pay property taxes, insurance and maintenance costs, which are generally expensed as incurred and are not included in the table below. Certain of these facility leases contain predetermined fixed escalations of the minimum rentals, and the Company recognizes expense for these leases on a straight-line basis over the full term of the lease arrangement. Leases with an initial term of 12 months or less are not recorded on the balance sheets and short-term lease expense is recognized on a straight-line basis over the lease term. The depreciable life of related leasehold improvements is based on the lease term.

As of June 30, 2019, our leases have remaining lease terms of less than one year to ten years. Certain leases include early termination and/or extension options; however, exercises of these options are at the Company’s sole discretion. As of June 30, 2019, the Company determined it is not reasonably certain it will exercise the options to extend its leases or terminate them early. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants and as of June 30, 2019, the Company is not subleasing to any third parties.

The rates implicit in the Company’s leases are not readily determinable. Therefore, in order to value the Company’s lease liabilities, the Company uses an incremental borrowing rate which reflects the fixed rate at which the Company could borrow a similar amount in the same currency, for the same term, and with similar collateral as in the lease at the commencement date. The result of adoption of ASC 842 was an increase in ROU assets and total lease liabilities of $3.5 million on the Company’s condensed consolidated balance sheet. ASC 842 did not have a material impact on our condensed consolidated statements of operations and statements of cash flows. As of June 30, 2019, the Company measures its lease liabilities at the net present value of the remaining lease payments discounted at the weighted average discount rate of 4.12%. The weighted average remaining term of the Company’s operating leases is 9.2 years. As of June 30, 2019, the total lease liabilities are $42.4 million, $3.6 million of which is included in accrued expenses and other current liabilities and $38.8 million is included as long-term operating lease liabilities on the condensed consolidated balance sheet. As of June 30, 2019, the ROU asset balance is $31.3 million.

Operating lease costs during the periods presented were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Lease cost
Operating lease cost	$1,469	$2,787
Short-term lease cost	719	862
Total lease cost	$2,188	$3,649

Facilities costs (including rent and utilities) are considered shared costs and are allocated to departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category. Total rent expense recognized was approximately $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively.

Other supplemental cash flow information related to operating leases is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1.3	$2.2
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$30.4

At June 30, 2019, we have no financing leases and we have non-cancelable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(in thousands)
2019 (except the six months ended June 30)	$2,485
2020	5,226
2021	5,499
2022	5,468
2023	4,972
Thereafter	27,030
Total minimum lease payments	50,680
Less: interest	(8,261)
Total present value of operating lease liabilities	$42,419
Less: operating lease liabilities - current	$(3,606)
Long-term operating lease liabilities	$38,813

6. Line of Credit and Long-Term Debt

On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (the “Credit Agreement”). The Credit Agreement is guaranteed by SailPoint Technologies Intermediate Holdings, LLC, a wholly owned subsidiary, and the Borrower’s material domestic subsidiaries (the “Guarantors” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets.

The credit agreement provides for an initial $150.0 million in commitments for revolving credit loans, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under certain circumstances and is subject to certain financial covenants. In addition, the credit agreement provides for the ability to incur uncommitted term loan facilities if, among other things, the Senior Secured Net Leverage Ratio (as defined in our credit agreement), calculated giving pro forma effect to the requested term loan facility, is no greater than 3.50 to 1.00, provided that such financial covenant level shall be increased to 4.00 to 1.00 during a fiscal quarter in which a Material Acquisition (as defined in the Credit Agreement) has been consummated. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions permitted under the Credit Agreement.

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

Borrowings under our credit agreement are scheduled to mature in March 2024. Any borrowing under our credit agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitments of all lenders. Payment of the borrowings may be accelerated upon the occurrence of certain customary events of default specified in the Credit Agreement, which includes failure to make payments relating to the borrowings under the Credit Agreement when due, the material inaccuracy of representations or warranties, failures to perform certain affirmative covenants, failures to refrain from actions or omissions prohibited by negative covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events and a Change in Control (as defined in the Credit Agreement).

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

The Company had no outstanding revolving credit loan balance as of June 30, 2019 and December 31, 2018. The Company was in compliance with all applicable covenants as of June 30, 2019.

The Company incurred total debt issuance costs of approximately $0.8 million in connection with this new Credit Agreement, which is included in other non-current assets on the accompanying condensed consolidated balance sheet. These costs are being amortized to interest expense over the life of the credit agreement on a straight-line basis. Amortization of debt issuance costs during both the three and six months ended June 30, 2019 was $0.1 million and was recorded in interest expense in the accompanying condensed consolidated statements of operations. Amortization of debt issuance costs under our prior credit agreement during the three and six months ended June 30, 2018 was approximately $0.1 million and $0.2 million, respectively. Under terms of the previous credit facility, the Company voluntarily prepaid on its term loan during the quarter ended June 30, 2018. The debt paydown was subject to a prepayment premium of approximately $0.3 million, and a loss on the modification and partial extinguishment of debt of $1.5 million, both of which were recorded as interest expense in the consolidated statements of operations for the three and six months ended June 30, 2018.

7. Stock Option Plans and Stock-Based Compensation

2015 Stock Option Plans

In 2015, the Company adopted (i) the Amended and Restated 2015 Stock Option and Grant Plan and (ii) the 2015 Stock Incentive Plan (together the “2015 Stock Option Plans”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options (“NSOs”) for the right to purchase shares of common stock and grant restricted stock units. The 2015 Stock Option Plans reserve 5.0 million shares of common stock for issuance as ISOs, 0.5 million shares of restricted stock and 0.25 million shares for issuance under the 2015 Stock Incentive Plan. Under the 2015 Stock Option Plans, ISOs may not be granted at less than fair market value on the date of the grant and generally vest over a four-year period based on continued service. Options generally expire ten years after the grant date.

At June 30, 2019, approximately 564,000 shares were available for issuance under the Amended and Restated 2015 Stock Option and Grant Plan and includes approximately 90,000 shares which were available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

2017 Long Term Incentive Plan

In November 2017, the Company’s Board of Directors adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options, nonqualified stock options to purchase shares of common stock and restricted stock units (“RSUs”). As of June 30, 2019, the Company had reserved approximately 13.3 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan will be increased on each January 1 hereafter by approximately 4.4 million shares of common stock. Options and RSUs granted to employees under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan. At June 30, 2019, approximately 9.0 million shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

The fair value for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights, as discussed further below, during the six months ended June 30, 2019 and 2018 was estimated at grant date using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Expected dividend rate	0%	0%	0%	NA
Expected volatility	39.3% - 39.8%	40.0% - 41.1%	39.8% - 46.0%	NA
Risk-free interest rate	1.84% - 2.59%	2.63% - 2.91%	2.29 - 2.44%	NA
Expected term (in years)	6.25	6.25	0.42 - 0.50	NA

The following table summarizes stock option activity for the period ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balances at December 31, 2018	2,817	$6.64	8.0	$47,589
Granted	818	$28.15
Exercised	(488)	$3.67
Forfeited	(51)	$7.53
Balances at June 30, 2019	3,096	$12.78	8.2	$29,695
Options vested and expected to vest at June 30, 2019	3,096	$12.78	8.2	$29,695
Options vested and exercisable at June 30, 2019	1,108	$5.55	7.2	$16,098

The Company expects all outstanding stock options to fully vest, except for stock options related to the resignation of our Chief Revenue Officer. The weighted average grant date fair value per share for the six months ended June 30, 2019 and 2018 was $12.06 and $9.19, respectively. Stock-based compensation expense relating to stock options was approximately $1.4 million and $2.6 million for the three and six months ended June 30, 2019, respectively, compared to approximately $0.7 million and $2.5 million for the three and six months ended June 30, 2018, respectively. The total fair value of shares vested during the three and six months ended June 30, 2019 was approximately $0.5 million and $2.9 million, respectively, compared to approximately $0.2 million and $0.6 million for the three and six months ended June 30, 2018, respectively.

The total unrecognized compensation expense related to non-vested stock options granted is $14.5 million and is expected to be recognized over a weighted average period of approximately 2.6 years as of June 30, 2019.

Incentive Unit Plan

In 2014 and 2015, the Company granted shares of the Company’s common stock (the “incentive units”) to certain members of management pursuant to restricted stock agreements (the “RSAs”).

The incentive units were granted with an exercise price equal to the fair market value on the date of grant, are subject to vesting, and if exercised in advance of vesting were subject to the Company’s right to repurchase until vested. During the first quarter of 2019, all of the remaining 0.7 million units were vested with a weighted average grant date fair value of $0.05 per share. The Company did not grant any additional incentive units during the three and six months ended June 30, 2019 and 2018.

As of March 31, 2019, all incentive units were vested. Therefore, we incurred no additional stock-based compensation expense for the three months ended June 30, 2019. Stock-based compensation expense was $0.4 million for the six months ended June 30, 2019. Stock-based compensation expense was approximately $2.1 million and $4.3 million for the three and six months ended June 30, 2018, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.

The following table provides a summary of the restricted stock unit for employees and non-employees for the period ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balances at December 31, 2018	1,148	$15.40	1.8	26,967
Granted	1,027	$29.25
Vested	(124)	$19.26
Forfeited	(66)	$19.95
Balances at June 30, 2019	1,985	$22.18	1.8	39,777
Units expected to vest at June 30, 2019	1,985	$22.18	1.8	39,777

The Company expects all outstanding RSUs to fully vest, except for RSUs related to the resignation of our Chief Revenue Officer. Stock-based compensation expense relating to restricted stock units was approximately $3.0 million and $5.4 million for the three and six months ended June 30, 2019, respectively, compared to approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2018, respectively. During the first quarter of 2019, the Board of Directors approved accelerated vesting of restricted stock for an exiting board member that resulted in a modification and an immaterial decrease in stock-based compensation expense.

The total unrecognized compensation related to RSUs for employee and non-employees was $38.7 million as of June 30, 2019 and is expected to be recognized over a weighted average period of approximately 3.1 years.

Employee Stock Purchase Plan

In November 2017, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective November of 2017, after the date our registration statement was declared effective by the SEC. The ESPP permits eligible employees to purchase shares by authorizing payroll deductions from 1% to 15% of employee’s eligible compensation during the offering period, which is generally six months, with an annual cap of $25,000 in fair market value, determined at the grant date. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares after the closing of the offering period at a price equal to 85% of the closing price of the shares at the opening or closing of the offering period, whichever is lower. During the three and six months ended June 30, 2019, the Company issued and distributed approximately 0.2 million shares of common stock pursuant the ESPP offering spanning January 2, 2019 to June 3, 2019. The current offering period is June 4, 2019 through December 2, 2019.

The Company initially reserved 1.8 million shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP will increase each January 1 beginning in 2019 by 0.9 million shares of common stock. The ESPP will continue in effect until October 30, 2020; unless terminated prior thereto by the Company’s Board of Directors or compensation committee, each of which has the right to terminate the ESPP at any time.

Stock-based compensation expense relating to the ESPP was approximately $0.5 million and $1.3 million for the three and six months ended June 30, 2019, respectively. Stock-based compensation expense associated with ESPP purchase rights are recognized on a straight-line basis over the offering period.

A summary of the Company’s stock-based compensation expense, which includes stock options, incentive units, restricted stock units and ESPP, is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Stock options	$1,392	$709	$2,636	$2,487
Incentive units	—	2,137	351	4,269
RSUs	3,029	1,270	5,357	2,499
ESPP	549	—	1,265	—
Total stock-based compensation expense	$4,970	$4,116	$9,609	$9,255

A summary of the Company’s stock-based compensation expense as recognized on the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Cost of revenue - subscription	$284	$253	$544	$374
Cost of revenue - services and other	380	347	729	722
Research and development	916	652	1,833	1,293
General and administrative	1,644	1,695	3,015	4,035
Sales and marketing	1,746	1,169	3,488	2,831
Total stock-based compensation expense	$4,970	$4,116	$9,609	$9,255

8. Income Taxes

Impacts of the U.S. 2017 Tax Cuts and Jobs Act

The U.S. 2017 Tax Cuts and Jobs Act (the “Act”), which was signed into law on December 22, 2017 and effective January 1, 2018, reduced the U.S. federal corporate tax rate from 35% to 21%. Upon adoption, there was no net impact to the Company’s provision for income taxes or net deferred taxes due to the Company’s valuation allowance. The decrease in future tax assets via the reduced rate was offset by the decrease in our valuation allowance.

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Under GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or to factor such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company elected the "period cost method" as its accounting policy with respect to the new GILTI tax rules. For the periods ended June 30, 2019 and 2018, the Company determined it was in an aggregated net loss position with respect to its controlled foreign corporations. Thus, there is no GILTI tax liability as of June 30, 2019 and 2018.

The provision for income taxes for 2019 and 2018 is generated from activity related to stock option activity and certain foreign jurisdictions by our consolidated subsidiaries. The effective tax rate for the three and six months ended June 30, 2019 is (9.2)% and 2.2%, respectively, compared to (79.3)% and (66.4)% for the three and six months ended June 30, 2018, respectively. The primary drivers for the differences in the rates from the prior-year periods to the current-year periods are related to differences in forecasted pre-tax book income, the impact of stock compensation and an increase in foreign tax liabilities.

Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which the Company conducts business. With the previous adoption of ASC 606 in 2018, the Company is in a deferred tax liability position and no longer requires a valuation allowance. The Company still maintains a full valuation allowance for our Israel tax position due the lack of taxable earnings for the foreseeable future.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three and six months ended June 30, 2019 and 2018, the Company did not record any material interest or penalties.

The Company files tax returns in the U.S. federal jurisdiction, in several state jurisdictions, and in several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2015 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2014. The Company is currently under audit for income tax in a single foreign jurisdiction. The audit is ongoing and is not expected to materially impact the consolidated financial statements. The Company has an Uncertain Tax Position reserve related to this foreign jurisdiction filing that should sufficiently cover any related assessment.

9. Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted average outstanding common shares including the dilutive effect of stock awards. In periods when the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an antidilutive effect.

The following table sets forth the calculation of basic and diluted net loss per share during the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands, except per share data)
Numerator
Net loss	$(9,197)	$(979)	$(17,587)	$(3,281)
Net loss attributable to common stockholders	$(9,197)	$(979)	$(17,587)	$(3,281)

Denominator
Weighted average shares outstanding
Basic	88,767	86,246	88,533	85,984
Diluted	88,767	86,246	88,533	85,984

Net loss attributable to common stockholders per share
Basic	$(0.10)	$(0.01)	$(0.20)	$(0.04)
Diluted	$(0.10)	$(0.01)	$(0.20)	$(0.04)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Stock options to purchase common stock	1,458	3,316	3,108	3,392
Non-vested incentive units	—	1,098	—	1,288
RSUs issued and outstanding	1,941	1,281	1,791	1,189
ESPP	57	—	28	—
Total	3,456	5,695	4,927	5,869

10. Subsequent Events

As previously disclosed on Form 8-K, Howard Greenfield, the former Chief Revenue Officer of SailPoint Technologies, Inc., submitted his resignation from this position to the Company. In connection with his resignation, the Company and Mr. Greenfield entered into a Separation Agreement (the “Separation Agreement”) effective on April 26, 2019. As of July 31, 2019 Mr. Greenfield has satisfied the contingent conditions specified in the Separation Agreement, and therefore is scheduled to receive, among other things, (i) a cash lump sum severance payment of $1.1 million, less applicable taxes and deductions payable in August 2019, and (ii) reimbursement for six months of insurance coverage under the Consolidated Omnibus Budget Reconciliation Act. At June 30, 2019, the total severance liability accrued was $1.1 million, which is included in accrued expenses and other on the balance sheet.

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

Business Overview

SailPoint is the leading provider of enterprise identity governance solutions. Our open identity platform provides organizations with critical visibility into who currently has access to which resources, who should have access to those resources and how that access is being used.

We offer both on-premises software and cloud-based solutions, which empower our customers to efficiently and securely govern the digital identities of employees, contractors, business partners and other users, and manage their constantly changing access rights to enterprise applications and data across hybrid IT environments, whether comprised of on-premises, cloud or mobile applications. We help customers enable their businesses with more agile and innovative IT, enhance their security posture and better meet compliance and regulatory requirements. We believe that our open identity platform is a critical, foundational layer of a modern cyber security strategy that complements and builds upon traditional perimeter and endpoint-centric security solutions, which on their own are increasingly insufficient to secure organizations, their applications and data. Our customers include many of the world’s largest and most complex organizations, including commercial enterprises, educational institutions and governments.

Our solutions address the complex needs of global enterprises and mid-market organizations. As of June 30, 2019, 1,278 customers across a wide variety of industries were using our products to enable and secure digital identities across the globe. No single customer represented more than 10% of our revenue for each of the three and six months ended June 30, 2019 and 2018.

For the three and six months ended June 30, 2019 our revenue was $63.1 million and $123.6 million, respectively, compared to $53.7 million and $102.6 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019 our net loss was $(9.2) million and $(17.6) million, respectively, compared to $(1.0) million and $(3.3) million for the three and six months ended June 30, 2018, respectively. For the six months ended June 30, 2019 and 2018, our net cash provided by operations was $21.8 million and $26.6 million, respectively.

Our success is principally dependent on our ability to deliver compelling solutions to attract new customers and retain existing customers. Delivering these solutions is challenging because our customers have large, complex IT environments, often rely on both legacy and innovative technologies, and deploy different business models, including on-premises and cloud solutions. Rising security threats and evolving regulations and compliance standards for cyber security, data protection, privacy and internal IT controls create new opportunities for our industry and require us to adapt our solutions to be successful. Maintaining our historical growth rates is also challenging because our growth strategy depends in part on our ability to expand our global presence, increase the number of companies we can address with our current solutions, and invest in new vertical markets, while competing against much larger companies with more recognizable brands and financial resources. In the first quarter of 2019, we saw changes in our pipeline that impacted our expectations for the remainder of 2019. We believe we have identified the challenges and continue to make changes in our go-to-market initiatives. We believe these changes will address our execution shortfalls; however, it is too early to determine whether all of the shortfalls have been addressed. If we are unable to successfully address these challenges, our business, financial condition, and operating results could be adversely affected. Although we seek to grow rapidly, we also focus on delivering positive net cash from operations while continuing to invest in our platform and to deliver innovative solutions to our customers. Additionally, our gross margins vary depending on the type of solution we sell, and a shift in the mix of our solutions could affect our performance relative to historical results.

We deliver an integrated set of solutions that supports all aspects of identity governance including provisioning, access request, compliance controls, password management and identity governance for data stored in files. Our solutions are built on an open identity platform which offers connectivity to a variety of security and operational IT applications, extending the reach of our identity governance processes and enabling effective identity governance controls across customer environments.

Our set of solutions currently consists of (i) IdentityIQ, our identity governance solution that can be delivered from the cloud or on-premises, (ii) IdentityNow, our multi-tenant Software-as-a-Service (“SaaS”) governance suite, which is delivered as a subscription service, and (iii) IdentityAI, our multi-tenant advanced identity analytics subscription service that delivers the SailPoint Predictive Identity vision by infusing artificial intelligence and machine learning into IdentityIQ and IdentityNow. See Item 1 “Business” of the Annual Report for more information regarding our solutions.

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

See “Key Factors Affecting Our Performance” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report for information regarding the key factors affecting our performance.

Key Business Metrics

In addition to our GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Number of customers	1,278	1,031	1,278	1,031
Subscription revenue as a percentage of total revenue	53%	45%	53%	45%
Adjusted EBITDA (in thousands)	$(653)	$4,931	$420	$8,856

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

•

Subscription Revenue as a Percentage of Total Revenue. Subscription revenue is a portion of our total revenue and is derived from (i) IdentityNow, our solution where customers enter into SaaS subscription agreements with us, and (ii) IdentityIQ maintenance and support agreements, but not licenses. As we generally sell our solutions on a per-identity basis, our subscription revenue for any customer is primarily determined by the number of identities that the customer is entitled to govern as part of a SaaS subscription, and the ongoing price paid per-identity under a maintenance and support agreement or SaaS subscription. Thus, we consider our subscription revenue to be the recurring portion of our revenue base and believe that its continued growth as a percentage of total revenue will lead to a more predictable revenue model and increase our visibility to future period total revenues. Because we recognize our subscription revenue ratably over the duration of those agreements, a portion of the revenue we recognize each period is derived from agreements we entered into in prior periods. In contrast, we typically recognize license revenue upon entering into the applicable license, the timing of which is less predictable and may cause significant fluctuations in our quarterly financial results.

•

Adjusted EBITDA. We believe that adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that adjusted EBITDA is an important measure for evaluating our performance because it facilitates comparisons of our core operating results from period to period by removing the impact of our stock-based compensation, asset base (depreciation and amortization), purchase accounting adjustments, severance expense of certain key executives, capital structure (net interest income or expense) and income taxes. In addition, we base certain of our forward-looking estimates and budgets on adjusted EBITDA. See the section titled “Non-GAAP Financial Measures” for more information regarding adjusted EBITDA, including the limitations of using adjusted EBITDA as a financial measure, and for a reconciliation of adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net loss adjusted to exclude stock-based compensation expense, amortization and depreciation, purchase accounting adjustments, severance expense of certain key executives, net interest (income) expense and income taxes.

We exclude stock-based compensation expense from adjusted EBITDA because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We also exclude amortization of acquired intangible assets, purchase price accounting adjustment and severance expense of certain key executives from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations and may also facilitate comparison with the results of other companies in our industry.

The following table reflects the reconciliation of GAAP to non-GAAP adjusted EBITDA to net loss calculated in accordance with GAAP:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Net loss	$(9,197)	$(979)	$(17,587)	$(3,281)
Stock-based compensation (1)	5,019	4,182	9,889	9,321
Amortization of acquired intangibles	2,331	2,206	4,662	4,412
Depreciation	1,256	445	2,228	866
Purchase price accounting adjustment (2)	—	19	—	32
Severance expense of certain key executives (3)	1,126	—	1,126	—
Interest (income) expense, net (4)	(261)	2,800	(272)	3,978
Income tax expense (benefit)	(927)	(3,742)	374	(6,472)
Adjusted EBITDA	$(653)	$4,931	$420	$8,856

(1)	Stock-based compensation includes employer related payroll tax expense.
(2)	Purchase accounting adjustment related to the fair value write down of deferred revenue from the Acquisition.
(3)	Severance expense of certain key executives includes employer related payroll tax expense.
(4)	Interest expense includes amortization of debt issuance costs, loss on the modification and extinguishment of debt and prepayment penalty.

Components of Results of Operations

See “Components of Results of Operations” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report for information regarding the components of our results of operations.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Revenue
Licenses	$19,333	$19,620	$38,002	$36,428
Subscription	33,711	24,110	65,546	46,615
Services and other	10,010	9,926	20,089	19,554
Total revenue	63,054	53,656	123,637	102,597
Cost of revenue
Licenses	1,015	1,260	2,074	2,398
Subscription (1)	6,315	4,919	12,128	9,577
Services and other (1)	8,379	7,197	16,376	14,171
Total cost of revenue	15,709	13,376	30,578	26,146
Gross profit	47,345	40,280	93,059	76,451
Operating expenses
Research and development (1)	13,398	10,115	26,170	19,877
General and administrative (1)	8,490	7,743	17,627	15,400
Sales and marketing (1)	35,536	23,774	66,024	46,233
Total operating expenses	57,424	41,632	109,821	81,510
Loss from operations	(10,079)	(1,352)	(16,762)	(5,059)
Other expense, net:
Interest income (expense), net	261	(2,800)	272	(3,978)
Other, net	(306)	(569)	(723)	(716)
Total other expense, net	(45)	(3,369)	(451)	(4,694)
Loss before income taxes	(10,124)	(4,721)	(17,213)	(9,753)
Income tax (expense) benefit	927	3,742	(374)	6,472
Net loss	$(9,197)	$(979)	$(17,587)	$(3,281)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(In thousands)
Cost of revenue - subscription	$284	$253	$544	$374
Cost of revenue - services and other	380	347	729	722
Research and development	916	652	1,833	1,293
General and administrative	1,644	1,695	3,015	4,035
Sales and marketing	1,746	1,169	3,488	2,831
Total stock-based compensation expense	$4,970	$4,116	$9,609	$9,255

The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue
Licenses	31%	37%	31%	36%
Subscription	53	45	53	45
Services and other	16	18	16	19
Total revenue	100	100	100	100
Cost of revenue
Licenses	2	2	2	2
Subscription	10	10	10	9
Services and other	13	13	13	14
Total cost of revenue	25	25	25	25
Gross profit	75	75	75	75
Operating expenses
Research and development	21	19	21	19
General and administrative	13	15	14	15
Sales and marketing	56	44	53	45
Total operating expenses	90	78	88	79
Loss from operations	(15)	(3)	(13)	(4)
Other expense, net:
Interest income (expense), net	0	(5)	0	(4)
Other, net	0	(1)	(1)	(1)
Total other expense, net	0	(6)	(1)	(5)
Loss before income taxes	(15)	(9)	(14)	(9)
Income tax (expense) benefit	1	7	0	6
Net loss	(14)%	(2)%	(14)%	(3)%

Comparison of the Three and Six months Ended June 30, 2019 and 2018

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	variance $	variance %	June 30, 2019	June 30, 2018	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$19,333	$19,620	$(287)	(1)%	$38,002	$36,428	$1,574	4%
Subscription	33,711	24,110	9,601	40%	65,546	46,615	18,931	41%
Services and other	10,010	9,926	84	1%	20,089	19,554	535	3%
Total revenue	$63,054	$53,656	$9,398	18%	$123,637	$102,597	$21,040	21%

License Revenue. License revenue decreased slightly by $0.3 million, or 1%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Consistent with prior periods, license revenue from new customers was higher than license revenue from existing customers for the three months ended June 30, 2019. However, while the Company increased revenue from new customers, with a 22% year over year increase, the increase was offset by a 24% decrease in follow-on license revenue from existing customers. During the three months ended June 30, 2019 and 2018, license revenue from new customers was $11.8 million and $9.7 million, respectively, and license revenue from existing customers was $7.5 million and $9.9 million for the respective periods. Our revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased.

License revenue increased by $1.6 million, or 4%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Consistent with prior periods, license revenue from new customers was higher than license revenue from existing customers for the six months ended June 30, 2019. This increase is primarily attributable to increased revenue from new customers, with a 33% year over year increase, partially offset by a 30% decrease in follow-on license revenue from existing customers. During the six months ended June 30, 2019 and 2018, license revenue from new customers was $26.3 million and $19.7 million, respectively, and license revenue from existing customers was $11.7 million and $16.7 million for the respective periods.

Subscription Revenue. Subscription revenue increased by $9.6 million, or 40%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was primarily a result of an increase in ongoing maintenance renewals and an increase in maintenance revenue derived from new license sales. Our customer base increased by 247, or 24%, from 1,031 customers at June 30, 2018 to 1,278 customers at June 30, 2019. During the three months ended June 30, 2019 and 2018, revenue from existing customers contributed to more than 90% of subscription revenue. During the three months ended June 30, 2019, subscription revenue from new and existing customers increased 30% and 41%, respectively, compared to three months ended June 30, 2018.

Subscription revenue increased by $18.9 million, or 41%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was primarily a result of an increase in ongoing maintenance renewals and an increase in maintenance revenue derived from new license sales. During the six months ended June 30, 2019 and 2018, revenue from existing customers contributed to more than 90% of subscription revenue. During the six months ended June 30, 2019, subscription revenue from new and existing customers increased 33% and 41%, respectively, compared to six months ended June 30, 2018.

Services and Other Revenue. Services and other revenue increased by $0.1 million, or 1%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase is primarily a result of an increase in the number of customers using our consulting and training services.

Services and other revenue increased by $0.5 million, or 3%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase is primarily a result of an increase in the number of customers using our consulting and training services.

Geographic Regions. Our operations in the United States were responsible for the largest portion of our revenue, and revenue growth, in each of the three and six months ended June 30, 2019 and 2018 because of our larger and more established sales force and partner network in the United States as compared to our other regions. We continue to invest in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide. For the six months ended June 30, 2019, we continued to experience moderate revenue growth internationally although we experienced a minor decline during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The following table sets forth a summary of our consolidated total revenue by geography and the respective percentage of total revenue:

	Three Months Ended				Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	$	% of revenue	$	% of revenue	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$44,399	70%	$33,954	63%	$85,959	70%	$66,315	65%
EMEA (1)	12,332	20%	13,232	25%	26,269	21%	24,551	24%
Rest of the World (1)	6,323	10%	6,470	12%	11,409	9%	11,731	11%
Total revenue	$63,054	100%	$53,656	100%	$123,637	100%	$102,597	100%

(1)	No single country represented more than 10% of our condensed consolidated revenue.

Gross Profit and Gross Margin

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	variance $	variance %	June 30, 2019	June 30, 2018	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$18,318	$18,360	$(42)	(0)%	$35,928	$34,030	$1,898	6%
Subscription	27,396	19,191	8,205	43%	53,418	37,038	16,380	44%
Services and other	1,631	2,729	(1,098)	(40)%	3,713	5,383	(1,670)	(31)%
Total gross profit	$47,345	$40,280	$7,065	18%	$93,059	$76,451	$16,608	22%
Gross margin
Licenses	95%	94%			95%	93%
Subscription	81%	80%			81%	79%
Services and other	16%	27%			18%	28%
Total gross margin	75%	75%			75%	75%

Licenses. License gross profit remained consistent for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

License gross profit increased by $1.9 million, or 6%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was the result of increased license revenues with only minor increases in third party royalties.

Subscription. Subscription gross profit increased by $8.2 million, or 43%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase was the result of growth in subscription revenue, as described above, coupled with growth in costs of subscription revenue at a rate lower than our revenue growth as we continue to build economies of scale within our customer support organization and our utilization of cloud-based hosting services.

Subscription gross profit increased by $16.4 million, or 44%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase was the result of growth in subscription revenue, as described above, coupled with growth in costs of subscription revenue at a rate lower than our revenue growth as we continue to build economies of scale within our customer support organization and our utilization of cloud-based hosting services.

Services and Other. Services and other gross profit decreased by $1.1 million, or 40%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This decrease was primarily attributable to the higher costs associated with expanding our infrastructure for our professional services and training organization to support an increasing number of customers.

Services and other gross profit decreased by $1.7 million, or 31%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This decrease was primarily attributable to the higher costs associated with expanding our infrastructure for our professional services and training organization to support an increasing number of customers.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2019	June 30, 2018	variance $	variance %	June 30, 2019	June 30, 2018	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$13,398	$10,115	$3,283	32%	$26,170	$19,877	$6,293	32%
General and administrative	8,490	7,743	747	10%	17,627	15,400	2,227	14%
Sales and marketing	35,536	23,774	11,762	49%	66,024	46,233	19,791	43%
Total operating expenses	$57,424	$41,632	$15,792	38%	$109,821	$81,510	$28,311	35%

Research and Development Expenses. Research and development expenses increased by $3.3 million, or 32%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Approximately 95% of this increase was the result of an increase in headcount and related allocated overhead to optimize and expand our product offerings as well as pursue innovation in identity governance. Substantially all of the remaining increase in research and development expenses was the result of an increase in amortization of intangibles, primarily from our acquisition of patents in the fourth quarter of 2018.

Research and development expenses increased by $6.3 million, or 32%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Approximately 92% of this increase was the result of an increase in headcount and related allocated overhead to optimize and expand our product offerings as well as pursue innovation in identity governance. The remaining increase in research and development expenses was primarily the result of $0.3 million in increased amortization of intangibles due to patents acquired in the fourth quarter of 2018 and $0.2 million in increased software maintenance expenses, primarily cloud-based hosting costs related to the development of our cloud-based offering.

General and Administrative Expenses. General and administrative expenses increased by $0.7 million, or 10%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This increase was primarily driven by approximately $0.5 million increase in general and administrative headcount and related allocated overhead expenses, which includes an increase in general and administrative facility expense associated with the expansion of our offices worldwide, as well as an approximately $0.4 million increase in software maintenance and subscription expenses.

General and administrative expenses increased by $2.2 million, or 14%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase was primarily driven by approximately $1.7 million of increase in professional services expense comprised of legal fees, accounting and consulting fees associated with the implementation of ASC 606 and SOX. Substantially all of the remaining increase was attributable to software maintenance and subscription expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased by $11.8 million, or 49%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Approximately $7.7 million, or 65%, of the increase was the result of our increased sales and marketing headcount, stock-based compensation expense and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. As our headcount increased, we also experienced related increases in professional services expense, travel and advertising costs of $0.4 million, $0.6 million and $1.6 million, respectively, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Additionally, approximately $1.1 million, or 9%, of the increase is a result of severance expense related to the resignation of our Chief Revenue Officer.

Sales and marketing expenses increased by $19.8 million, or 43%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Approximately $13.3 million, or 67%, of the increase was the result of our increased sales and marketing headcount, stock-based compensation expense and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. As our headcount increased, we also experienced related increases in professional services expense, travel and advertising costs of $0.7 million, $1.2 million and $2.9 million, respectively, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Additionally, approximately $1.1 million, or 6%, of the increase is a result of severance expense related to the resignation of our Chief Revenue Officer.

Interest Income (Expense), Net

Interest income (expense), net, decreased by $3.1 million for the three months ended June 30, 2019, compared to June 30, 2018. This decrease was primarily due to paydown of our term loan principal balance and related amortization of debt issuance cost.

Interest income (expense), net, decreased by $4.3 million for the six months ended June 30, 2019, compared to June 30, 2018. This decrease was primarily due to paydown of our term loan principal balance and related amortization of debt issuance cost.

Income Tax (Expense) Benefit

Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. With the adoption of ASC 606 in 2018, we are in a deferred tax liability position and no longer require a valuation allowance. We still maintain a full valuation allowance for our Israel tax position due the lack of taxable earnings for the foreseeable future.

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

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. Prior to 2018, we incurred net losses since our inception. We have since begun to utilize our net operating losses for federal income tax purposes. Thus, our tax expense to date relates primarily to foreign income taxes and to a lesser extent, state income taxes. The effective tax rate for the three and six months ended June 30, 2019 is (9.2)% and 2.2%, respectively, compared to (79.3)% and (66.4)% for the three and six months ended June 30, 2018, respectively. The main drivers for the differences in the rates from the prior period to the current period are related to a decrease in forecasted pre-tax book income, the impact of stock compensation and increase in foreign tax liabilities.

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

Liquidity and Capital Resources

As of June 30, 2019, we had approximately $93.0 million of cash and cash equivalents, $150.0 million of availability under the revolving Credit Agreement (as defined below) and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit, issued primarily in connection with our new corporate headquarters lease. See Item 2 “Properties” of the Annual Report for more information regarding our new corporate headquarters lease. As of June 30, 2019, we had approximately $4.5 million of cash and cash equivalents held in our foreign subsidiaries.

We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our revolving credit agreement will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities and the introduction of new solutions and product enhancements. To the extent existing cash and cash equivalents and borrowings under our revolving credit agreement are not sufficient to fund future activities, we may seek to raise additional funds through equity, equity-linked or debt financings. Any additional equity financing may be dilutive to our existing stockholders. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. As of June 30, 2019, we had no material commitments for capital expenditures.

Since inception, we have financed operations primarily through license fees, maintenance fees, subscription fees, consulting and training fees, borrowings under our prior credit agreement and, to a lesser degree, the sale of equity securities. Our principal uses of cash are funding operations and capital expenditures. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have generally increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in the strategic growth of our company.

Credit Agreement

On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (the “Credit Agreement”). The Credit Agreement provides for an initial $150.0 million in commitments for revolving credit loans, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances and is subject to certain financial covenants. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

Borrowings under the Credit Agreement are scheduled to mature in March 2024. We had no outstanding revolving credit loan balance as of June 30, 2019 and December 31, 2018. We were in compliance with all applicable covenants as of June 30, 2019.

See Note 6 “Line of Credit and Long-Term Debt” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding terms and conditions of the Credit Agreement.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2019	June 30, 2018
	(In thousands)
Net cash provided by operating activities	$21,829	$26,607
Net cash used in investing activities	(3,606)	(1,397)
Net cash provided by (used in) financing activities	3,893	(59,408)
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,116	$(34,198)

Cash Flows from Operating Activities

During the six months ended June 30, 2019, cash provided by operating activities was $21.8 million, which consisted of a net loss of $17.6 million, adjusted by non-cash charges of $21.7 million and a net change of $17.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $6.9 million, amortization of debt issuance costs of $0.1 million, amortization of contract acquisition costs of $4.7 million, bad debt expense of $0.1 million, stock-based compensation of $9.6 million and net change in operating leases of $0.4 million. The change in our net operating assets and liabilities was $17.7 million as a result of a decrease in accounts receivable due to the timing of receipts of payments from customers and an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, partially offset by an increase in prepayments and other assets, a decrease in accounts payable due to timing of cash disbursements, a decrease in accrued expenses and other liabilities due primarily to accrual of additional commissions and bonuses and a decrease in income taxes payable.

During the six months ended June 30, 2018, cash provided by operating activities was $26.6 million, which consisted of a net loss of $3.3 million, adjusted by non-cash charges of $19.8 million and a net change of $10.1 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $5.3 million, amortization of debt issuance costs of $0.2 million, amortization of contract acquisition costs of $3.4 million, losses on modification and subsequent extinguishment of debt of $1.5 million, bad debt expense of $0.2 million, and stock-based compensation of $9.3 million. The change in our net operating assets and liabilities was $10.1 million as a result of a decrease in accounts receivable due to the timing of receipts of payments from customers, an increase in accounts payable due to timing of cash disbursements and an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, partially offset by an increase in prepayments and other assets, a decrease in accrued expenses and other liabilities due primarily to accrual of additional commissions and bonuses and a decrease in income taxes payable.

Cash Flows from Investing Activities

During the six months ended June 30, 2019, cash used in investing activities was $3.6 million, consisting primarily of purchases of property and equipment.

During the six months ended June 30, 2018, cash used in investing activities was $1.4 million, consisting primarily of purchases of property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities was $3.9 million, consisting of $1.8 million of proceeds from exercise of stock options and $2.9 million of proceeds from issuance of equity related to shares issued pursuant to our Employee Stock Purchase Plan, partially offset by debt issuance costs of $0.8 million associated with the new Credit Agreement.

During the six months ended June 30, 2018, cash used in financing activities was $59.4 million consisting of $60.0 million in repayment of debt and $0.3 million in prepayment penalties partially offset by $0.9 million of proceeds from exercise of stock options.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018. See Note 5 “Commitments and Contingencies” in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosure of a table of our future minimum lease payments as of June 30, 2019.

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

We believe that the accounting policies associated with revenue recognition, stock-based compensation and income taxes are the most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates. There have been no material changes to these estimates or the policies related to them during the three and six months ended June 30, 2019. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a description of market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report. Our exposure to market risks has not changed materially from the exposure described in the Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) should be designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and principal financial officers, to allow timely decisions regarding disclosure. The Chief Executive Officer (CEO) (our principal executive officer) and the Chief Financial Officer (CFO) (our principal financial officer), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses in internal control over financial reporting, described below.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to leases on our financial statements to facilitate their adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

Item 1A. Risk Factors

There have been no material changes to risk factors. For a description of risk factors, see Item 1A “Risk Factors” in the Annual Report.

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

Our initial public offering closed in November 2017. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated November 16, 2017 and filed with the SEC on November 17, 2017 pursuant to Rule 424(b) of the Securities Act. As of June 30, 2019, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and approximately $1.8 million of such proceeds to pay a related prepayment premium. As of June 30, 2019, the remaining net proceeds are held in cash and have not been deployed.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

3.1

Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

10.1+*	Amendment No. 1 to Amended and Restated Senior Management and Restricted Stock Agreement, dated as of April 2, 2019, among the Company, SailPoint Technologies, Inc. and Mark McClain.

10.2+*	Separation Agreement, dated as of April 19, 2019, between SailPoint Technologies, Inc. and Howard Greenfield.

10.3+*	Offer Letter, dated May 3, 2019, by and between SailPoint Technologies, Inc. and Jason Ream.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SailPoint Technologies Holdings, Inc.,

Date: August 6, 2019	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2019	By:	/s/ Jason Ream
Jason Ream
Chief Financial Officer (Principal Financial Officer)