Form 10-Q
period 2019-09-30
Sailpoint Technologies Holdings, Inc.
filed 2019-11-06
CIK 1627857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had 89,211,098 shares of common stock outstanding as of October 31, 2019.

SailPoint Technologies Holdings, Inc.

PART I

ITEM 1. Financial Statements

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated Balance sheets

	As of
	September 30, 2019	December 31, 2018
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$464,332	$70,964
Restricted cash	6,317	6,272
Accounts receivable	73,671	101,469
Prepayments and other current assets	25,932	21,850
Income tax receivable	2,465	—
Total current assets	572,717	200,555
Property and equipment, net	21,616	19,268
Right-of-use assets	30,321	—
Other non-current assets	23,389	20,374
Goodwill	219,377	219,377
Intangible assets, net	67,867	74,860
Total assets	$935,287	$534,434
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,632	$4,636
Accrued expenses and other liabilities	28,937	21,731
Income taxes payable	—	2,143
Deferred revenue	103,317	95,919
Total current liabilities	134,886	124,429
Deferred tax liability - non-current	16,073	4,142
Convertible senior notes, net	304,777	—
Long-term operating lease liabilities	37,889	9,788
Deferred revenue - non-current	20,521	18,382
Total liabilities	514,146	156,741
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 89,196 shares at September 30, 2019 and 87,512 shares at December 31, 2018	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Additional paid in capital	434,840	377,473
(Accumulated deficit) retained earnings	(13,708)	211
Total stockholders' equity	421,141	377,693
Total liabilities and stockholders’ equity	$935,287	$534,434

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands, except per share data)
	(Unaudited)
Revenue
Licenses	$26,825	$28,023	$64,827	$64,451
Subscription	37,383	27,916	102,929	74,531
Services and other	11,671	9,796	31,760	29,350
Total revenue	75,879	65,735	199,516	168,332
Cost of revenue
Licenses	1,083	1,145	3,157	3,543
Subscription	6,862	5,252	18,990	14,829
Services and other	8,985	7,617	25,361	21,788
Total cost of revenue	16,930	14,014	47,508	40,160
Gross profit	58,949	51,721	152,008	128,172
Operating expenses
Research and development	14,148	11,474	40,318	31,351
General and administrative	10,192	8,763	27,819	24,163
Sales and marketing	33,274	26,701	99,298	72,934
Total operating expenses	57,614	46,938	167,435	128,448
Income (loss) from operations	1,335	4,783	(15,427)	(276)
Other expense, net:
Interest income (expense), net	10	(202)	282	(4,180)
Other, net	(295)	(388)	(1,018)	(1,104)
Total other expense, net	(285)	(590)	(736)	(5,284)
Income (loss) before income taxes	1,050	4,193	(16,163)	(5,560)
Income tax (expense) benefit	2,618	(2,385)	2,244	4,087
Net income (loss)	$3,668	$1,808	$(13,919)	$(1,473)
Net income (loss) available to common stockholders	$3,668	$1,793	$(13,919)	$(1,473)
Net income (loss) per share
Basic	$0.04	$0.02	$(0.16)	$(0.02)
Diluted	$0.04	$0.02	$(0.16)	$(0.02)
Weighted average shares outstanding
Basic	89,143	86,825	88,739	86,268
Diluted	90,808	90,355	88,739	86,268

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended September 30, 2019
	Common Stock		Additional
	Number of shares	Par value	paid in capital	Accumulated deficit	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at June 30, 2019	89,050	$9	$391,841	$(17,376)	$374,474
Exercise of stock options	130	—	764	—	764
Restricted stock units vested, net of tax settlement	16	—	—	—	—
Stock-based compensation expense	—	—	4,489	—	4,489
Equity component of convertible senior notes, net of issuance costs	—	—	86,764	—	86,764
Purchase of capped calls	—	—	(37,080)	—	(37,080)
Deferred tax liability related to issuance of convertible senior notes and capped calls	—	—	(11,938)	—	(11,938)
Net income	—	—	—	3,668	3,668
Balance at September 30, 2019	89,196	$9	$434,840	$(13,708)	$421,141

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional	Retained earnings
	Number of shares	Par value	paid in capital	(accumulated deficit)	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at December 31, 2018	87,512	$9	$377,473	$211	$377,693
Exercise of stock options	618	—	2,560	—	2,560
Restricted stock units vested, net of tax settlement	140	—	—	—	—
Stock-based compensation expense	—	—	14,098	—	14,098
Incentive units vested	724	—	37	—	37
Common stock issued under employee stock plan	202	—	2,926	—	2,926
Equity component of convertible senior notes, net of issuance costs	—	—	86,764	—	86,764
Purchase of capped calls	—	—	(37,080)	—	(37,080)
Deferred tax liability related to issuance of convertible senior notes and capped calls	—	—	(11,938)	—	(11,938)
Net loss	—	—	—	(13,919)	(13,919)
Balance at September 30, 2019	89,196	$9	$434,840	$(13,708)	$421,141

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended September 30, 2018
	Common Stock		Additional
	Number of shares	Par value	paid in capital	Accumulated deficit	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at June 30, 2018	86,596	$9	$363,817	$(6,740)	$357,086
Exercise of stock options	152	—	364	—	364
Restricted stock units vested, net of tax settlement	3	—	—	—	—
Stock-based compensation expense	—	—	4,883	—	4,883
Incentive units vested	254	—	15	—	15
Net income	—	—	—	1,808	1,808
Balance at September 30, 2018	87,005	$9	$369,079	$(4,932)	$364,156

	For the Nine Months Ended September 30, 2018
	Common Stock		Additional
	Number of shares	Par value	paid in capital	Accumulated deficit	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at December 31, 2017	84,948	$8	$353,609	$(25,220)	$328,397
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	21,761	21,761
Exercise of stock options	517	—	1,257	—	1,257
Restricted stock units vested, net of tax settlement	54	—	—	—	—
Stock-based compensation expense	—	—	14,138	—	14,138
Incentive units vested	1,486	1	75	—	76
Net loss	—	—	—	(1,473)	(1,473)
Balance at September 30, 2018	87,005	$9	$369,079	$(4,932)	$364,156

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(13,919)	$(1,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	10,562	7,977
Amortization of debt discount and issuance costs	376	220
Amortization of contract acquisition costs	7,346	5,556
Loss on modification and partial extinguishment of debt	—	1,536
Loss (gain) on disposal of fixed assets	17	(36)
Bad debt expense	183	299
Stock-based compensation expense	14,098	14,138
Operating leases, net	301	—
Deferred taxes	(7)	—
Net changes in operating assets and liabilities
Accounts receivable	27,615	1,487
Prepayments and other current assets	(11,430)	(8,140)
Other non-current assets	(2,279)	(1,567)
Accounts payable	(2,004)	805
Accrued expenses and other liabilities	3,866	(5,155)
Income taxes	(4,608)	(5,087)
Deferred revenue	9,537	19,798
Net cash provided by operating activities	39,654	30,358
Investing activities
Purchase of property and equipment	(5,096)	(4,030)
Proceeds from sale of property and equipment	21	25
Net cash used in investing activities	(5,075)	(4,005)
Financing activities
Payment of debt issuance costs	(9,572)	—
Proceeds from issuance of convertible senior notes	400,000	—
Purchases of capped calls	(37,080)	—
Repayment of debt	—	(60,000)
Prepayment penalty and fees	—	(300)
Repurchase of equity shares	—	(1)
Proceeds from employee stock purchase plan contributions	2,926	—
Exercise of stock options	2,560	1,257
Net cash provided by (used in) financing activities	358,834	(59,044)
Net increase (decrease) in cash, cash equivalents and restricted cash	393,413	(32,691)
Cash, cash equivalents and restricted cash, beginning of period	77,236	116,127
Cash, cash equivalents and restricted cash, end of period	$470,649	$83,436

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple performance obligation in revenue recognition, the collectability of accounts receivable, valuation of long-lived assets, fair value of the liability and equity components of the Notes (as defined below), stock-based compensation expense and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon periodic evaluation. Actual results could differ from those estimates.

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

	As of
	September 30, 2019	December 31, 2018
	(In thousands)
Cash and cash equivalents per balance sheet	$464,332	$70,964
Restricted cash per balance sheet	6,317	6,272
Cash, cash equivalents and restricted cash per cash flow	$470,649	$77,236

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

The following table sets forth the Company’s consolidated revenue by geography:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
United States	$56,071	$45,693	$142,030	$112,008
EMEA (1)	12,499	11,754	38,768	36,305
Rest of the World (1)	7,309	8,288	18,718	20,019
Total revenue	$75,879	$65,735	$199,516	$168,332

(1)	No single country represented more than 10% of our consolidated revenue.

Concentration of Credit Risk and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of September 30, 2019, no single entity represented more than 10% of the balance in accounts receivable. As of December 31, 2018, 11%, of the Company’s accounts receivable was from one customer. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company despite the geographic concentrations related to the Company’s customers. No single customer represented more than 10% of revenue for the three and nine months ended September 30, 2019 and 2018. The Company does not experience concentration of credit risk in foreign countries as no single foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

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

Services and Other Revenues

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which was filed with the SEC on August 6, 2019 (the “Second Quarter Quarterly Report”), while there are no changes to the accounting policy the Company provides the following additional clarification regarding the revenue for fixed price services and prepaids that are recognized over time using input methods to estimate progress to completion. For services that are contracted for at a fixed price, progress is generally measured based on hours incurred as a percentage of the total estimated hours required for complete satisfaction of the related performance obligations. For services that are contracted on a time and materials or prepaid basis, progress is generally based on actual hours expended. These input methods (e.g. hours incurred or expended) are considered a faithful depiction of our efforts to satisfy services contracts as they represent the performance obligation consumed by the customer and performed by the entity and therefore reflect the transfer of services to a customer under such contracts.

Deferred Contract Acquisition Costs

As previously disclosed in the Second Quarter Quarterly Report, while there are no changes to the accounting policy the Company provides the following additional clarification regarding the incremental costs of obtaining a contract, such as deferred sales commission costs, in particular upon contract renewals. The Company typically pays sales commissions for both initial and follow-on sales of perpetual licenses, inclusive of initial maintenance, term licenses and subscription offerings. Initial commissions are allocated to each performance obligation within the contract. The portion allocated to the perpetual license element is expensed at the time the license is delivered. Commissions allocated to the remaining elements are capitalized and amortized over an expected period of benefit. The Company has determined the expected period of benefit to be approximately five years. In addition, the Company pays sales commissions for renewals of term licenses and subscription offerings at a lower rate, which is therefore not commensurate with commissions paid on an initial sale. These renewal commissions are amortized over each renewal’s contractual term. The Company does not pay sales commissions on renewals of maintenance agreements related to perpetual licenses.

Recently Issued Accounting Standards Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for public entities for annual periods, including interim periods within those annual periods beginning after December 15, 2019 and earlier adoption is permitted. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2019 on a prospective basis. The Company is currently evaluating the impact of ASU 2018-15, although it does not expect a material effect on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for public entities for annual periods, including interim periods within those annual periods beginning after December 15, 2019 and earlier adoption is permitted. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2019 on a modified retrospective basis. The Company is currently evaluating the impact of the pending adoption of ASU 2016-13 on our consolidated financial statements.

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

Disaggregation of Revenue

The Company’s revenue by geographic region based on the customer’s location is presented in Note 2 “Summary of Significant Accounting Policies” above.

The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
			Services			Services
	License	Subscription	and other	License	Subscription	and other
	(in thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$26,825	$—	$—	$28,023	$—	$—
Revenue recognized over time	—	37,383	11,671	—	27,916	9,796
Total revenue	$26,825	$37,383	$11,671	$28,023	$27,916	$9,796

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
			Services			Services
	License	Subscription	and other	License	Subscription	and other
	(in thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$64,827	$—	$—	$64,451	$—	$—
Revenue recognized over time	—	102,929	31,760	—	74,531	29,350
Total revenue	$64,827	$102,929	$31,760	$64,451	$74,531	$29,350

Contract Balances

A summary of the activity impacting our contract balances during the nine months ended September 30, 2019 is presented below (in thousands):

Contract acquisition costs
Balances at December 31, 2018	$28,043
Additional deferred contract acquisition costs	9,700
Amortization of deferred contract acquisition costs	(7,346)
Balances at September 30, 2019	$30,397

	Deferred revenue (current)	Deferred revenue (non-current)
Balances at December 31, 2018	$95,919	$18,382
Increase, net	7,398	2,139
Balances at September 30, 2019	$103,317	$20,521

Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. During the three and nine months ended September 30, 2019, revenue recognized that was previously deferred was approximately $47.2 million and $94.4 million, respectively, compared to revenue recognized that was previously deferred of approximately $29.8 million and $62.6 million during the three months ended September 30, 2018 and the period from January 1, 2018, the date of ASC 606 adoption, to September 30, 2018, respectively. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance and the customer billings.

Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at contract level, and typically result from sales contracts when revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. Contract assets are included in prepayments and other current assets and other non-current assets in the condensed consolidated balance sheets. During the nine months ended September 30, 2019 and 2018, amounts reclassified from contract assets to accounts receivable were approximately $2.5 million and $4.8 million, respectively. There were no material impairments of contract assets during the periods ended September 30, 2019 or 2018.

Remaining Performance Obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract revenue that has not yet been recognized and is included in deferred revenue, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2019, amounts allocated to these additional performance obligations are $181.5 million, of which we expect to recognize $122.8 million as revenue over the next 12 months with the remaining balance recognized thereafter.

Assets Recognized from the Costs to Obtain our Contracts with Customers

As of September 30, 2019, and December 31, 2018, $9.7 million and $8.4 million, respectively, of our deferred contract acquisition costs are included in prepayments and other current assets as they are expected to be amortized within the next 12 months. The remaining amount of our deferred contract acquisition costs are included in other non-current assets. The balance of deferred contract acquisition costs, which primarily consists of cumulative capitalized costs to obtain contracts was $30.4 million and $28.0 million at September 30, 2019 and December 31, 2018, respectively. For the three and nine months ended September 30, 2019, amortization of deferred contract acquisition costs of $2.6 million and $7.3 million was recorded for the respective periods. For the three and nine months ended September 30, 2018, amortization of deferred contract acquisition costs of $2.2 million and $5.6 million was recorded for the respective periods. There were no material impairments of assets related to deferred contract acquisition costs during the periods ended September 30, 2019 and 2018.

4. Intangible Assets

Total cost and amortization of intangible assets are comprised of the following:

		As of
	Weighted Average Useful Life	September 30, 2019	December 31, 2018
Intangible assets	(In years)	(In thousands)
Customer lists	15	$42,500	$42,500
Developed technology	9.6	42,000	42,000
Trade names and trademarks	17	24,500	24,500
Order backlog	1.5	—	1,100
Other intangible assets	4.9	3,310	3,310
Total intangible assets		112,310	113,410
Less: Accumulated amortization		(44,443)	(38,550)
Total intangible assets, net		$67,867	$74,860

Amortization expense included in the condensed consolidated statements of operations for the periods ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
Amortization expense (in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cost of revenue - licenses	$1,008	$1,008	$3,024	$3,024
Cost of revenue - subscription	96	96	288	288
Research and development	159	34	477	102
Sales and marketing	1,068	1,068	3,204	3,204
Total amortization of acquired intangibles	$2,331	$2,206	$6,993	$6,618

Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments of intangible assets during the periods ended September 30, 2019 and 2018.

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

As of September 30, 2019, our leases have remaining lease terms of less than one year to ten years. Certain leases include early termination and/or extension options; however, exercises of these options are at the Company’s sole discretion. As of September 30, 2019, the Company determined it is not reasonably certain it will exercise the options to extend its leases or terminate them early. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants and as of September 30, 2019, the Company is not subleasing to any third parties.

The rates implicit in the Company’s leases are not readily determinable. Therefore, in order to value the Company’s lease liabilities, the Company uses an incremental borrowing rate which reflects the fixed rate at which the Company could borrow a similar amount in the same currency, for the same term, and with similar collateral as in the lease at the commencement date. The result of adoption of ASC 842 was an increase in ROU assets and total lease liabilities of $3.5 million on the Company’s condensed consolidated balance sheet. ASC 842 did not have a material impact on our condensed consolidated statements of operations and statements of cash flows. As of September 30, 2019, the Company measures its lease liabilities at the net present value of the remaining lease payments discounted at the weighted average discount rate of 4.12%. The Company's incremental borrowing rate is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located. The weighted average remaining term of the Company’s operating leases is 9.0 years. As of September 30, 2019, the total lease liabilities are $41.3 million, $3.4 million of which is included in accrued expenses and other current liabilities and $37.9 million is included as long-term operating lease liabilities on the condensed consolidated balance sheet. As of September 30, 2019, the ROU asset balance is $30.3 million.

Operating lease costs during the periods presented were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Lease cost
Operating lease cost	$790	$3,577
Short-term lease cost	884	1,746
Total lease cost	$1,674	$5,323

Facilities costs (including rent and utilities) are considered shared costs and are allocated to departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category. Total rent expense recognized prior to our adoption of ASC 842 was approximately $1.0 million and $2.9 million for the three and nine months ended September 30, 2018, respectively.

Other supplemental cash flow information related to operating leases is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1.2	$3.4
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$—	$30.4

At September 30, 2019, we have no financing leases and we have non-cancelable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(in thousands)
2019 (except the nine months ended September 30)	$1,191
2020	4,975
2021	5,511
2022	5,478
2023	4,978
Thereafter	27,030
Total minimum lease payments	49,163
Less: interest	(7,868)
Total present value of operating lease liabilities	$41,295
Less: operating lease liabilities - current	$(3,406)
Long-term operating lease liabilities	$37,889

6. Line of Credit and Long-Term Debt

On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time through the date hereof, the “Credit Agreement”). The Credit Agreement is guaranteed by SailPoint Technologies Intermediate Holdings, LLC, a wholly owned subsidiary, and the Borrower’s material domestic subsidiaries (the “Guarantors” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets.

In September 2019, the Company amended the Credit Agreement in connection with the issuance and sale of the Notes (as defined below). Such amendment included a decrease in the commitments for revolving credit loans from $150.0 million to $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under certain circumstances and is subject to certain financial covenants. In addition, the Credit Agreement provides for the ability to incur uncommitted term loan facilities if, among other things, the Total Net Leverage Ratio (as defined in the Credit Agreement), calculated giving pro forma effect to the requested term loan facility, is no greater than 6.00 to 1.00 (amended from 3.50 to 1.00). Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions permitted under the Credit Agreement.

The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability to create liens on properties or assets; merge, consolidate, or dissolve; make certain loans or investments, except under certain circumstances; sell or dispose of assets; enter into sale and leaseback transactions; pay dividends and other restricted payments; or enter into transactions with affiliates. The agreement has established priority for the lenders party over all assets of the Company.

Borrowings under the Credit Agreement are scheduled to mature in March 2024. Any borrowing under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid may be reborrowed. No mandatory prepayments will be required other than when borrowings and letter of credit usage exceed the aggregate commitments of all lenders. Payment of the borrowings may be accelerated upon the occurrence of certain customary events of default specified in the Credit Agreement, which includes failure to make payments relating to the borrowings under the Credit Agreement when due, the material inaccuracy of representations or warranties, failures to perform certain affirmative covenants, failures to refrain from actions or omissions prohibited by negative covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events and a Change in Control (as defined in the Credit Agreement).

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

The Company had no outstanding revolving credit loan balance under the Credit Agreement as of September 30, 2019 and December 31, 2018. The Company was in compliance with all applicable covenants as of September 30, 2019.

The Company incurred total debt issuance costs of approximately $0.8 million in connection with the Credit Agreement, which is included in other non-current assets on the accompanying condensed consolidated balance sheet. These costs are being amortized to interest expense over the life of the Credit Agreement on a straight-line basis. Amortization of debt issuance costs during the nine months ended September 30, 2019 and 2018 was approximately $0.1 million and $0.2 million and was recorded in interest expense in the accompanying condensed consolidated statements of operations. Under the terms of the previous credit facility, the Company voluntarily prepaid on its term loan during the nine months ended September 30, 2018. The debt paydown was subject to a prepayment premium of approximately $0.3 million and a loss on the modification and partial extinguishment of debt of $1.5 million, both of which were recorded as interest expense in the consolidated statements of operations for the nine months ended September 30, 2018.

7. Convertible Senior Notes and Capped Call Transactions

In September 2019, the Company issued and sold $400.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2024 (the “Notes”) in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), including the exercise in full by the initial purchasers of their option to purchase up to an additional $50.0 million aggregate principal amount of the Notes on the same terms and conditions. The net proceeds from the Offering were approximately $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. The Company used approximately $37.1 million of the net proceeds from the Offering to pay the cost of the Capped Call Transactions (as defined below).

The Notes were issued pursuant to an indenture (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The Notes are senior unsecured obligations of the Company and will mature on September 15, 2024, unless earlier redeemed, repurchased or converted. The Notes will bear interest at a fixed rate of 0.125% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on March 15, 2020.

The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2024, only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day;

•	if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; and
•	upon the occurrence of specified corporate events as set forth in the Indenture.

On or after March 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. It is the Company’s current intent to settle the principal amount of the Notes with cash. The Notes are convertible at an initial conversion rate of approximately 35.1849 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $28.42 per share of common stock, subject to adjustment upon the occurrence of specified events. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or notice of redemption, as the case may be. For example, upon the occurrence of a make-whole fundamental change, as defined in the purchase agreement, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period.

The Company may not redeem the Notes prior to September 20, 2022. The Company may redeem for cash all or any portion of the Notes, at its option, on or after September 20, 2022, if the last reported sale price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the Notes, which means that the Company is not required to redeem or retire the Notes periodically.

If the Company undergoes a fundamental change (as defined in the Indenture), holders may require the Company to repurchase for cash all or any portion of their Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company was in compliance with all applicable covenants as of September 30, 2019.

As of September 30, 2019, the conditions allowing holders of the Notes to convert have not been met, and therefore, the Notes were classified as long-term debt on our condensed consolidated balance sheet.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amounts of the liability components of the Notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the Notes. This difference represents the debt discount that is amortized to interest expense over the terms of the Notes using the effective interest rate method. The carrying amount of the equity components representing the conversion options was approximately $88.8 million for the Notes and is recorded in additional paid in capital and are not remeasured as long as they continue to meet the conditions for equity classification.

The Company allocates transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were approximately $6.8 million and are being amortized to interest expense at an effective interest method rate of 5.25% over the term of the Notes. Transaction costs attributable to the equity component were approximately $2.0 million and are netted with the equity component of the Notes in additional paid in capital.

For tax purposes, the capped call hedge is treated as integrated with the Offering, resulting in tax deductible original issuance discount (“OID”). Thus, a deferred tax asset of $8.9 million has been established that will accrete through additional paid in capital over the life of the Notes. The OID for GAAP purposes resulted in a deferred tax liability of $21.3 million for tax purposes and will accrete through additional paid in capital over the life of the Notes. The transaction costs are deductible for tax purposes over the life of the Notes; thus, a deferred tax asset of $0.5 million has been established for these costs, which is net of the amount allocated to equity for GAAP.

As of September 30, 2019, the Notes have a remaining life of approximately 60 months.

The net carrying amount of the liability and equity components of the Notes as of September 30, 2019 was as follows:

As of
September 30, 2019
(in thousands)
Liability component
Principal	$400,000
Unamortized discount	(88,480)
Unamortized issuance costs	(6,743)
Net carrying amount	$304,777

Equity component, net of issuance costs	$86,764

The interest expense recognized related to the Notes for the periods presented was as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Contractual interest expense	$8	$8
Amortization of debt discount	261	261
Amortization of debt issuance costs	22	22
Total	$291	$291

As of September 30, 2019, the total estimated fair value of the Notes was approximately $380.9 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market.

Capped Call Transactions

In September 2019, in connection with the pricing of the Notes and in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with the initial purchasers or their respective affiliates and another financial institution. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, approximately 14.1 million shares of common stock. The Capped Call Transactions are generally expected to reduce potential dilution to common stock upon any conversion of the Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial strike price of approximately $28.42 per share, which corresponds to the initial conversion price of the Notes and is subject to certain adjustments. The cap price of the Capped Call Transactions is initially $41.34 per share, which is subject to certain adjustments. For accounting purposes, the Capped Calls Transactions are separate transactions and not part of the terms of the Notes. As the Capped Call Transactions are considered indexed to our own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of approximately $37.1 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid in capital.

8. Stock Option Plans and Stock-Based Compensation

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

At September 30, 2019, approximately 592,000 shares were available for issuance under the Amended and Restated 2015 Stock Option and Grant Plan and includes approximately 90,000 shares which were available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

2017 Long Term Incentive Plan

In November 2017, the Company’s Board of Directors adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options, nonqualified stock options to purchase shares of common stock and restricted stock units (“RSUs”). As of September 30, 2019, the Company had reserved approximately 13.3 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan will be increased on each January 1 hereafter by approximately 4.4 million shares of common stock. Options and RSUs granted to employees under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan. At September 30, 2019, approximately 8.9 million shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

The fair value for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights, as discussed further below, during the nine months ended September 30, 2019 and 2018 was estimated at grant date using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Expected dividend rate	0%	0%	0%	0%
Expected volatility	38.8% - 39.8%	40.0% - 41.1%	39.8% - 46.0%	40.0%
Risk-free interest rate	1.39% - 2.59%	2.63% - 2.91%	2.29 - 2.44%	2.0%
Expected term (in years)	6.25	6.25	0.42 - 0.50	0.50

The following table summarizes stock option activity for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balances at December 31, 2018	2,817	$6.64	8.0	$47,589
Granted	993	$27.05
Exercised	(618)	$4.13
Forfeited	(200)	$14.57
Balances at September 30, 2019	2,992	$13.40	8.0	$23,981
Options vested and expected to vest at September 30, 2019	2,992	$13.40	8.0	$23,981
Options vested and exercisable at September 30, 2019	1,149	$5.74	6.9	$14,986

The Company expects all outstanding stock options to fully vest. During the three and nine months ended September 30, 2019, approximately $0.2 million of vested stock options were forfeited related to the resignation of our former Chief Revenue Officer. The weighted average grant date fair value per share for the nine months ended September 30, 2019 and 2018 was $11.48 and $9.92, respectively. Stock-based compensation expense relating to stock options was approximately $1.2 million and $3.9 million for the three and nine months ended September 30, 2019, respectively, compared to approximately $0.7 million and $3.2 million for the three and nine months ended September 30, 2018, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2019 was approximately $0.8 million and $3.7 million, respectively, compared to approximately $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively.

The total unrecognized compensation expense related to non-vested stock options granted is approximately $13.6 million and is expected to be recognized over a weighted average period of approximately 2.6 years as of September 30, 2019. During the three and nine months ended September 30, 2019, approximately $0.9 million of unrecognized compensation expense related to non-vested stock options was forfeited due to the resignation of our former Chief Revenue Officer.

Incentive Unit Plan

In 2014 and 2015, the Company granted shares of the Company’s common stock (the “incentive units”) to certain members of management pursuant to restricted stock agreements (the “RSAs”).

The incentive units were granted with an exercise price equal to the fair market value on the date of grant, are subject to vesting, and if exercised in advance of vesting were subject to the Company’s right to repurchase until vested. During the first quarter of 2019, all of the remaining 0.7 million incentive units were vested with a weighted average grant date fair value of $0.05 per share. The Company did not grant any additional incentive units during the nine months ended September 30, 2019 and 2018.

As of March 31, 2019, all incentive units were vested. Therefore, subsequent to the first quarter of 2019, we incurred no additional stock-based compensation expense. Stock-based compensation expense was approximately $0.4 million for the nine months ended September 30, 2019. Stock-based compensation expense was approximately $2.2 million and $6.4 million for the three and nine months ended September 30, 2018, respectively.

Restricted Stock Units

Restricted stock units (“RSUs”) are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.

The following table summarizes the RSU activity for employees and non-employees for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(per share)	(years)	(in thousands)
Balances at December 31, 2018	1,148	$15.40	1.8	26,967
Granted	1,197	$28.19
Vested	(140)	$20.00
Forfeited	(183)	$20.32
Balances at September 30, 2019	2,022	$22.21	1.7	37,783
Units expected to vest at September 30, 2019	2,022	$22.21	1.7	37,783

The Company expects all outstanding RSUs to fully vest. During the three and nine months ended September 30, 2019, approximately $0.1 million of vested RSUs were forfeited related to the resignation of our former Chief Revenue Officer. Stock-based compensation expense relating to RSUs was approximately $2.8 million and $8.2 million for the three and nine months ended September 30, 2019, respectively, compared to approximately $1.5 million and $4.0 million for the three and nine months ended September 30, 2018, respectively. During the first quarter of 2019, the Board of Directors approved accelerated vesting of RSUs for an exiting board member that resulted in a modification and an immaterial decrease in stock-based compensation expense.

The total unrecognized compensation related to RSUs for employee and non-employees was approximately $37.2 million as of September 30, 2019 and is expected to be recognized over a weighted average period of approximately 2.9 years. During the three and nine months ended September 30, 2019, approximately $1.0 million of unrecognized compensation expense related to non-vested RSUs was forfeited due to the resignation of our former Chief Revenue Officer.

Employee Stock Purchase Plan

In November 2017, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective November of 2017, after the date our registration statement was declared effective by the SEC. The ESPP permits eligible employees to purchase shares by authorizing payroll deductions from 1% to 15% of employee’s eligible compensation during the offering period, which is generally six months, with an annual cap of $25,000 in fair market value, determined at the grant date. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares after the closing of the offering period at a price equal to 85% of the closing price of the shares at the opening or closing of the offering period, whichever is lower. During the three months ended September 30, 2019, there was no ESPP activity as the current offering period is June 4, 2019 through December 2, 2019. During the nine months ended September 30, 2019, the Company issued and distributed approximately 0.2 million shares of common stock pursuant to the ESPP offering spanning January 2, 2019 to June 3, 2019.

The Company initially reserved 1.8 million shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP will increase each January 1 beginning in 2019 by 0.9 million shares of common stock. The ESPP will continue in effect until October 30, 2020; unless terminated prior thereto by the Company’s Board of Directors or compensation committee, each of which has the right to terminate the ESPP at any time. At September 30, 2019, approximately 2.5 million shares were available for issuance under the ESPP Plan.

Stock-based compensation expense relating to the ESPP was approximately $0.4 million and $1.7 million for the three and nine months ended September 30, 2019, respectively, compared to approximately $0.5 million for the three and nine months ended September 30, 2018, respectively. Stock-based compensation expense associated with ESPP purchase rights are recognized on a straight-line basis over the offering period.

A summary of the Company’s stock-based compensation expense, which includes stock options, incentive units, RSUs and ESPP, is presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Stock options	$1,232	$723	$3,868	$3,210
Incentive units	—	2,160	351	6,429
RSUs	2,819	1,457	8,176	3,956
ESPP	438	543	1,703	543
Total stock-based compensation expense	$4,489	$4,883	$14,098	$14,138

A summary of the Company’s stock-based compensation expense as recognized on the condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Cost of revenue - subscription	$286	$284	$830	$658
Cost of revenue - services and other	337	394	1,066	1,116
Research and development	820	852	2,653	2,145
General and administrative	1,710	1,953	4,725	5,988
Sales and marketing	1,336	1,400	4,824	4,231
Total stock-based compensation expense	$4,489	$4,883	$14,098	$14,138

9. Income Taxes

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

The Act subjects a U.S. shareholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. Under GAAP, the Company is permitted to make an accounting policy election to either treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or to factor such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company elected the "period cost method" as its accounting policy with respect to the new GILTI tax rules. For the periods ended September 30, 2019 and 2018, the Company determined it was in an aggregated net loss position with respect to its controlled foreign corporations. Thus, there is no GILTI tax liability as of September 30, 2019 and 2018. The provision for income taxes for 2019 and 2018 is generated from activity related to stock options and certain foreign jurisdictions by our consolidated subsidiaries. The effective tax rate for the three and nine months ended September 30, 2019 is (249.3)% and 13.9%, respectively, compared to 56.9% and 73.5% for the three and nine months ended September 30, 2018, respectively. The primary drivers for the differences in the rates from the prior-year periods to the current-year periods are related to differences in forecasted pre-tax book income, the impact of stock compensation and an increase in foreign tax liabilities.

Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which the Company conducts business. With the previous adoption of ASC 606 in 2018, the Company is in a deferred tax liability position and no longer requires a valuation allowance. The Company still maintains a full valuation allowance for our Israel tax position due to the lack of taxable earnings for the foreseeable future.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three and nine months ended September 30, 2019 and 2018, the Company did not record any material interest or penalties.

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

10. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted average outstanding common shares including the dilutive effect of stock awards. In periods when the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted net income (loss) per share during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands, except per share data)
Numerator
Net income (loss)	$3,668	$1,808	$(13,919)	$(1,473)
Earnings allocated to unvested incentive units	—	(15)	—	—
Net income (loss) attributable to common stockholders	$3,668	$1,793	$(13,919)	$(1,473)

Denominator
Weighted average shares outstanding
Basic	89,143	86,825	88,739	86,268
Diluted	90,808	90,355	88,739	86,268

Net income (loss) attributable to common stockholders per share
Basic	$0.04	$0.02	$(0.16)	$(0.02)
Diluted	$0.04	$0.02	$(0.16)	$(0.02)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
Stock options to purchase common stock	907	33	3,062	3,264
Non-vested incentive units	—	—	—	1,139
RSUs issued and outstanding	969	4	1,855	1,224
ESPP	—	—	67	57
Total	1,876	37	4,984	5,684

As we expect to settle the principal amount of the Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread of approximately 14.1 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $28.42 per share.

11. Subsequent Events

On October 15, 2019, SailPoint Technologies, Inc., a Delaware corporation and wholly owned subsidiary of the Company, completed its acquisition of (i) Orkus, Inc., a Delaware corporation (“Orkus”) and (ii) Overwatch.ID, Inc., a Delaware corporation (“Overwatch.ID”) (collectively, the “Acquisitions”). The consummation of each Acquisition was not conditioned on the consummation of the other Acquisition.

Orkus

Orkus is engaged in the development and license of software products to assist customers in monitoring and controlling access and authorization across hybrid cloud assets. Pursuant to the terms of that certain Agreement and Plan of Merger (the “Orkus Merger Agreement”), Whaler Merger Sub merged with and into Orkus with Orkus continuing as the surviving corporation. The aggregate consideration paid for Orkus was approximately $16.5 million, subject to certain adjustments with respect to Orkus’ debt, cash and net working capital balances at the closing and the deduction of a portion of the consideration as partial security for the indemnification obligations of the equity holders of Orkus under the Orkus Merger Agreement.

Overwatch.ID

Overwatch.ID is engaged in the development and license of software products focused on access controls security for cloud applications, cloud computing, hybrid IT environments, and on-premises infrastructure. Pursuant to the terms of that certain Agreement and Plan of Merger (the “Overwatch Merger Agreement”), Osprey Merger Sub merged with and into Overwatch.ID with Overwatch.ID continuing as the surviving corporation. The aggregate consideration paid for Overwatch.ID was approximately $21.0 million, subject to certain adjustments with respect to Overwatch.ID’s debt, cash and net working capital balances at the closing and the deduction of a portion of the consideration as partial security for the indemnification obligations of the equity holders of Overwatch.ID under the Overwatch Merger Agreement.

The transactions were funded with cash on hand. The Company is in the process of completing our initial accounting for these Acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained this Quarterly Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors. Important factors, some of which are beyond our control, that could cause actual results to differ materially from our historical results or those expressed or implied by these forward-looking statements include the following: our ability to attract and retain customers, including larger organizations; our ability to deepen our relationships with existing customers; our expectations regarding our customer growth rate; our business plan and beliefs and objectives for future operations; trends associated with our industry and potential market; benefits associated with use of our platform and services; our ability to develop or acquire new solutions, improve our platform and solutions and increase the value of our platform and solutions; our ability to compete successfully against current and future competitors; our ability to further develop strategic relationships; our ability to achieve positive returns on investments; our plans to acquire and integrate complementary businesses, products or technology; our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments; our ability to timely and effectively scale and adapt our existing technology, our ability to increase our revenue, our revenue growth rate and gross margin; our ability to generate sufficient revenue to achieve and sustain profitability; our future financial performance, including trends in revenue, cost of revenue, operating expenses, other income and expenses, income taxes, billings and customers; the sufficiency of our cash and cash equivalents and cash generated from operations to meet our working capital and capital expenditure requirements; our ability to raise capital and the loans of those financings; our ability to service the interest on our convertible notes and repay such notes with cash (which could adversely affect liquidity) or common stock (which would cause dilution to our existing shareholders), to the extent required; our ability to attract, train and retain qualified employees and key personnel; our ability to maintain and benefit from our corporate culture; our ability to successfully identify, acquire and integrate companies and assets; our ability to successfully enter new markets and manage our international expansion; and our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property. These and other important risk factors are described more fully in our reports and other documents filed with the SEC, including under “Risk Factors” in Part I, Item 1A in the Annual Report and “Risk Factors” in Part II, Item 1A in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

We offer both on-premises software and cloud solutions, which empower our customers to efficiently and securely govern the digital identities of employees, contractors, business partners, software bots and other human or non-human users, and manage their constantly changing access rights to enterprise applications and data across hybrid IT environments, whether comprised of on-premises, cloud or mobile applications. We help customers enable their businesses with more agile and innovative IT, enhance their security posture and better meet compliance and regulatory requirements. We believe that our open identity platform is a critical, foundational layer of a modern cyber security strategy. Its open architecture allows it to complement and build upon traditional perimeter and endpoint-centric security solutions, which on their own are increasingly insufficient to secure organizations, their applications and data. Our customers include many of the world’s largest and most complex organizations, including commercial enterprises, educational institutions and governments.

Our solutions address the complex needs of global enterprises and mid-market organizations. As of September 30, 2019, 1,341 customers across a wide variety of industries were using our products to enable and secure digital identities across the globe. No single customer represented more than 10% of our revenue for each of the three and nine months ended September 30, 2019 and 2018.

For the three and nine months ended September 30, 2019 our revenue was $75.9 million and $199.5 million, respectively, compared to $65.7 million and $168.3 million for the three and nine months ended September 30, 2018, respectively. We had net income of $3.7 million and net loss of $(13.9) million for the three and nine months ended September 30, 2019, respectively, compared to net income of $1.8 million and net loss of $(1.5) million for the three and nine months ended September 30, 2018, respectively. For the nine months ended September 30, 2019 and 2018, our net cash provided by operations was $39.7 million and $30.4 million, respectively.

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

We deliver an integrated set of solutions that supports all aspects of identity governance including provisioning, access request, compliance controls, password management and identity governance for data stored in files. Our most recent innovation, SailPoint Predictive Identity, embeds artificial intelligence and machine learning into our open identity platform to deliver actionable insights and recommendations to reduce risk, speed up deployment and simplify administration. Because our solutions are built on an open identity platform, which offers connectivity to a variety of security and operational IT applications, we extend the reach of our identity governance processes and enable effective identity governance controls across customer environments.

Our set of solutions currently consists of (i) IdentityIQ, our identity governance solution that can be delivered from the cloud or on-premises, (ii) IdentityNow, our multi-tenant Software-as-a-Service (“SaaS”) governance suite, which is delivered as a subscription service, and (iii) IdentityAI, our multi-tenant advanced artificial intelligence and machine learning subscription service that delivers the SailPoint Predictive Identity vision by infusing intelligent insights and recommendations into IdentityIQ and IdentityNow. See Item 1 “Business” of the Annual Report for more information regarding our solutions.

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

On September 8, 2014, SailPoint Technologies Holdings, Inc. acquired all of the capital stock of SailPoint Technologies, Inc. See Note 1 “Organization and Description of Business” in our notes to condensed consolidated financial statements included in this Quarterly Report for more information.

As part of our growth strategy of the SailPoint Predictive Identity, on October 15, 2019, we acquired Orkus, Inc. (“Orkus”) and Overwatch.ID, Inc. (“Overwatch.ID”) (collectively, the “Acquisitions”). Orkus is engaged in the development and license of software products to assist customers in monitoring and controlling access and authorization across hybrid cloud assets. Overwatch.ID is engaged in the development and license of software products focused on access controls security for cloud applications, cloud computing, hybrid IT environments, and on-premises infrastructure.

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

Key Business Metrics

In addition to our GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Number of customers	1,341	1,090	1,341	1,090
Subscription revenue as a percentage of total revenue	49%	42%	52%	44%
Adjusted EBITDA (in thousands)	$10,053	$12,044	$10,473	$20,900

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

•

Adjusted EBITDA. We believe that adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that adjusted EBITDA is an important measure for evaluating our performance because it facilitates comparisons of our core operating results from period to period by removing the impact of our stock-based compensation, asset base (depreciation and amortization), purchase accounting adjustments, acquisition related costs, severance expense of certain key executives, capital structure (net interest income or expense) and income taxes. In addition, we base certain of our forward-looking estimates and budgets on adjusted EBITDA. See the section titled “Non-GAAP Financial Measures” for more information regarding adjusted EBITDA, including the limitations of using adjusted EBITDA as a financial measure, and for a reconciliation of adjusted EBITDA to net income (loss), the most directly comparable financial measure calculated in accordance with GAAP.

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

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we calculate as net income (loss) adjusted to exclude stock-based compensation expense, amortization and depreciation, purchase accounting adjustments, acquisition related costs, severance expense of certain key executives, net interest (income) expense and income taxes.

We exclude stock-based compensation expense from adjusted EBITDA because it is non-cash in nature and excluding this expense provides meaningful supplemental information regarding our operational performance and allows investors the ability to make more meaningful comparisons between our operating results and those of other companies. We also exclude amortization of acquired intangible assets, purchase price accounting adjustment, acquisition related costs and severance expense of certain key executives from our non-GAAP financial measures because these are considered by management to be outside of our core operating results. Accordingly, we believe that excluding these expenses provides investors and management with greater visibility to the underlying performance of our business operations and may also facilitate comparison with the results of other companies in our industry.

The following table reflects the reconciliation of GAAP to non-GAAP adjusted EBITDA to net income (loss) calculated in accordance with GAAP:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Net income (loss) on a GAAP basis	$3,668	$1,808	$(13,919)	$(1,473)
Stock-based compensation (1)	4,531	4,932	14,420	14,253
Amortization of acquired intangibles	2,331	2,206	6,993	6,618
Depreciation	1,341	493	3,569	1,359
Purchase price accounting adjustment (2)	—	18	—	50
Acquisition related costs (3)	810	—	810	—
Severance expense of certain key executives (4)	—	—	1,126	—
Interest (income) expense, net (5)	(10)	202	(282)	4,180
Income tax expense (benefit)	(2,618)	2,385	(2,244)	(4,087)
Adjusted EBITDA	$10,053	$12,044	$10,473	$20,900

(1)	Stock-based compensation includes employer related payroll tax expense.
(2)	Purchase accounting adjustment related to the fair value write down of deferred revenue from the acquisition of SailPoint Technologies, Inc. on September 8, 2014.
(3)	Acquisition related costs are one-time, non‐recurring acquisition transaction costs, which include legal, accounting and consulting professional service fees.
(4)	Severance expense of certain key executives includes employer related payroll tax expense.
(5)

Interest (income) expense, net includes amortization of debt discount and issuance costs, loss on the modification and extinguishment of debt and prepayment penalty, which includes approximately $0.3 million of debt discount related to the issuance and sale of the Notes for the three and nine months ended September 30, 2019. For the nine months ended September 30,

2018, this includes approximately $1.5 million of loss on the modification and partial extinguishment of debt and approximately $0.3 million of prepayment penalties.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Revenue
Licenses	$26,825	$28,023	$64,827	$64,451
Subscription	37,383	27,916	102,929	74,531
Services and other	11,671	9,796	31,760	29,350
Total revenue	75,879	65,735	199,516	168,332
Cost of revenue
Licenses	1,083	1,145	3,157	3,543
Subscription (1)	6,862	5,252	18,990	14,829
Services and other (1)	8,985	7,617	25,361	21,788
Total cost of revenue	16,930	14,014	47,508	40,160
Gross profit	58,949	51,721	152,008	128,172
Operating expenses
Research and development (1)	14,148	11,474	40,318	31,351
General and administrative (1)	10,192	8,763	27,819	24,163
Sales and marketing (1)	33,274	26,701	99,298	72,934
Total operating expenses	57,614	46,938	167,435	128,448
Income (loss) from operations	1,335	4,783	(15,427)	(276)
Other expense, net:
Interest income (expense), net	10	(202)	282	(4,180)
Other, net	(295)	(388)	(1,018)	(1,104)
Total other expense, net	(285)	(590)	(736)	(5,284)
Income (loss) before income taxes	1,050	4,193	(16,163)	(5,560)
Income tax (expense) benefit	2,618	(2,385)	2,244	4,087
Net income (loss)	$3,668	$1,808	$(13,919)	$(1,473)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(In thousands)
Cost of revenue - subscription	$286	$284	$830	$658
Cost of revenue - services and other	337	394	1,066	1,116
Research and development	820	852	2,653	2,145
General and administrative	1,710	1,953	4,725	5,988
Sales and marketing	1,336	1,400	4,824	4,231
Total stock-based compensation expense	$4,489	$4,883	$14,098	$14,138

The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue
Licenses	35%	43%	32%	39%
Subscription	49	42	52	44
Services and other	16	15	16	17
Total revenue	100	100	100	100
Cost of revenue
Licenses	1	2	2	2
Subscription	9	8	9	9
Services and other	12	11	13	13
Total cost of revenue	22	21	24	24
Gross profit	78	79	76	76
Operating expenses
Research and development	19	17	20	19
General and administrative	13	13	14	14
Sales and marketing	44	41	50	43
Total operating expenses	76	71	84	76
Income (loss) from operations	2	8	(8)	0
Other expense, net:
Interest income (expense), net	0	0	0	(2)
Other, net	0	(1)	0	(1)
Total other expense, net	0	(1)	0	(3)
Income (loss) before income taxes	2	7	(8)	(3)
Income tax (expense) benefit	3	(4)	1	2
Net income (loss)	5%	3%	(7)%	(1)%

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	variance $	variance %	September 30, 2019	September 30, 2018	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$26,825	$28,023	$(1,198)	(4)%	$64,827	$64,451	$376	1%
Subscription	37,383	27,916	9,467	34%	102,929	74,531	28,398	38%
Services and other	11,671	9,796	1,875	19%	31,760	29,350	2,410	8%
Total revenue	$75,879	$65,735	$10,144	15%	$199,516	$168,332	$31,184	19%

License Revenue. License revenue decreased by $1.2 million, or 4%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. While we increased revenue in follow-on license revenue from existing customers, with a 16% year-over-year increase, the increase was offset by a 15% year-over-year decrease from new customers. During the three months ended September 30, 2019 and 2018, license revenue from new customers was $15.4 million and $18.2 million, respectively, and license revenue from existing customers was $11.4 million and $9.8 million for the respective periods. Our revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased.

License revenue increased by $0.4 million, or 1%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Consistent with prior periods, license revenue from new customers was higher than license revenue from existing customers for the nine months ended September 30, 2019. This increase is primarily attributable to increased revenue from new customers, with a 10% year-over-year increase, partially offset by a 13% year-over-year decrease in follow-on license revenue from existing customers. During the nine months ended September 30, 2019 and 2018, license revenue from new customers was $41.7 million and $38.0 million, respectively, and license revenue from existing customers was $23.1 million and $26.5 million for the respective periods.

Subscription Revenue. Subscription revenue increased by $9.5 million, or 34%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was primarily a result of an increase in ongoing maintenance renewals and an increase in maintenance revenue derived from new license sales. Our customer base increased by 251, or 23%, from 1,090 customers at September 30, 2018 to 1,341 customers at September 30, 2019. During the three months ended September 30, 2019 and 2018, revenue from existing customers contributed approximately 85% of subscription revenue. During the three months ended September 30, 2019, subscription revenue from new and existing customers increased 52% and 31%, respectively, compared to the three months ended September 30, 2018.

Subscription revenue increased by $28.4 million, or 38%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was primarily a result of an increase in ongoing maintenance renewals and an increase in maintenance revenue derived from new license sales. During the nine months ended September 30, 2019 and 2018, revenue from existing customers contributed to approximately 90% of subscription revenue. During the nine months ended September 30, 2019, subscription revenue from new and existing customers increased 43% and 38%, respectively, compared to the nine months ended September 30, 2018.

Services and Other Revenue. Services and other revenue increased by $1.9 million, or 19%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase is primarily a result of an increase in the number of customers using our consulting and training services.

Services and other revenue increased by $2.4 million, or 8%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase is primarily a result of an increase in the number of customers using our consulting and training services.

Geographic Regions. Our operations in the United States were responsible for the largest portion of our revenue, and revenue growth, in each of the three and nine months ended September 30, 2019 and 2018 because of our larger and more established sales force and partner network in the United States as compared to our other regions. We continue to invest in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide. For the nine months ended September 30, 2019, we continued to experience moderate revenue growth internationally although we experienced a minor decline in revenue during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The following table sets forth a summary of our consolidated total revenue by geography and the respective percentage of total revenue:

	Three Months Ended				Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	$	% of revenue	$	% of revenue	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$56,071	74%	$45,693	70%	$142,030	71%	$112,008	67%
EMEA (1)	12,499	16%	11,754	18%	38,768	19%	36,305	22%
Rest of the World (1)	7,309	10%	8,288	12%	18,718	10%	20,019	11%
Total revenue	$75,879	100%	$65,735	100%	$199,516	100%	$168,332	100%

(1)	No single country represented more than 10% of our condensed consolidated revenue.

Gross Profit and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	variance $	variance %	September 30, 2019	September 30, 2018	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$25,742	$26,878	$(1,136)	(4)%	$61,670	$60,908	$762	1%
Subscription	30,521	22,664	7,857	35%	83,939	59,702	24,237	41%
Services and other	2,686	2,179	507	23%	6,399	7,562	(1,163)	(15)%
Total gross profit	$58,949	$51,721	$7,228	14%	$152,008	$128,172	$23,836	19%
Gross margin
Licenses	96%	96%			95%	95%
Subscription	82%	81%			82%	80%
Services and other	23%	22%			20%	26%
Total gross margin	78%	79%			76%	76%

Licenses. License gross profit decreased by $1.1 million, or 4%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The decrease was primarily the result of decreased license revenues.

License gross profit increased by $0.8 million, or 1%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was the result of increased license revenues and decreases in third party royalties due to satisfaction of our previous agreement.

Subscription. Subscription gross profit increased by $7.9 million, or 35%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase was the result of growth in subscription revenue, as described above, partially offset by higher costs as we expand our subscription-based product offerings and customer support organization.

Subscription gross profit increased by $24.2 million, or 41%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase was the result of growth in subscription revenue, as described above, coupled with growth in costs of subscription revenue at a rate lower than our revenue growth as we continue to build economies of scale within our customer support organization.

Services and Other. Services and other gross profit increased by $0.5 million, or 23%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily attributable to increased revenues due to customer growth, partially offset by higher costs associated with expanding our infrastructure for our professional services and training organization to support an increasing number of customers.

Services and other gross profit decreased by $1.2 million, or 15%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This decrease was primarily attributable to the higher costs associated with expanding our infrastructure for our professional services and training organization to support an increasing number of customers, partially offset by increased revenues due to customer growth.

Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2019	September 30, 2018	variance $	variance %	September 30, 2019	September 30, 2018	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$14,148	$11,474	$2,674	23%	$40,318	$31,351	$8,967	29%
General and administrative	10,192	8,763	1,429	16%	27,819	24,163	3,656	15%
Sales and marketing	33,274	26,701	6,573	25%	99,298	72,934	26,364	36%
Total operating expenses	$57,614	$46,938	$10,676	23%	$167,435	$128,448	$38,987	30%

Research and Development Expenses. Research and development expenses increased by $2.7 million, or 23%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Approximately 97% of this increase was the result of an increase in headcount and related allocated overhead to optimize and expand our product offerings as well as pursue innovation in identity governance. Substantially all of the remaining increase in research and development expenses was the result of an increase in amortization of intangibles, primarily from our acquisition of patents in the fourth quarter of 2018.

Research and development expenses increased by $9.0 million, or 29%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Approximately 93% of this increase was the result of an increase in headcount and related allocated overhead to optimize and expand our product offerings as well as pursue innovation in identity governance. The remaining increase in research and development expenses was primarily the result of an increase in amortization of intangibles, primarily due to patents acquired in the fourth quarter of 2018.

General and Administrative Expenses. General and administrative expenses increased by $1.4 million, or 16%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This increase was primarily driven by an approximately $0.9 million increase in professional services expense comprised of legal fees and consulting fees associated with the issuance and sale of the Notes (as defined below) and Capped Call Transactions (as defined below) and acquisition related costs, an approximately $0.5 million increase in software maintenance and subscription expenses and an approximately $0.2 million increase in general and administrative headcount and related allocated overhead expenses. See Note 7 “Convertible Senior Notes and Capped Call Transactions” and Note 11 “Subsequent Events” in our notes to condensed consolidated financial statements included in this Quarterly Report for more information regarding the issuance and sale of the Notes and Capped Call Transactions and Acquisitions, respectively.

General and administrative expenses increased by $3.7 million, or 15%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This increase was primarily driven by approximately $2.6 million of increase in professional services expense comprised of legal fees, accounting and consulting fees associated with the implementation of ASC 606, SOX, issuance and sale of the Notes and capped call transactions and acquisition related costs. Substantially all of the remaining increase was attributable to software maintenance and subscription expenses. See Note 7 “Convertible Senior Notes and Capped Call Transactions” and Note 11 “Subsequent Events” in our notes to condensed consolidated financial statements included in this Quarterly Report for more information regarding the issuance and sale of the Notes and Capped Call Transactions and Acquisitions, respectively.

Sales and Marketing Expenses. Sales and marketing expenses increased by $6.6 million, or 25%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Approximately $5.6 million, or 85%, of the increase was the result of our increased sales and marketing headcount, stock-based compensation expense and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. As our headcount increased, we also experienced related increases in travel and advertising costs of $0.5 million and $0.6 million, respectively, partially offset by a decrease in professional services expense of $0.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Sales and marketing expenses increased by $26.4 million, or 36%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Approximately $18.9 million, or 72%, of the increase was the result of our increased sales and marketing headcount, stock-based compensation expense and related allocated overhead, to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. As our headcount increased, we also experienced related increases in travel and advertising costs of $1.6 million and $3.5 million, respectively, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Additionally, approximately $1.1 million, or 4%, of the increase is a result of severance expense related to the resignation of our former Chief Revenue Officer.

Interest Income (Expense), Net

Interest income (expense), net, decreased by $0.2 million for the three months ended September 30, 2019, compared to September 30, 2018. This decrease was primarily due to the paydown of our term loan principal balance and related amortization of issuance costs under the previous credit facility for the three months ended September 30, 2018 and increase in interest income earned on our cash deposits for the three months ended September 30, 2019, partially offset by the amortization of debt discount and issuance costs related to the Notes and amortization of issuance costs related to the Credit Agreement for the three months ended September 30, 2019.

Interest income (expense), net, decreased by $4.5 million for the nine months ended September 30, 2019, compared to September 30, 2018. This decrease was primarily due to the paydown of our term loan principal balance and related amortization of issuance costs under the previous credit facility for the nine months ended September 30, 2018 and increase in interest income earned on our cash deposits for the nine months ended September 30, 2019, partially offset by the amortization of debt discount and issuance costs related to the Notes and amortization of issuance costs related to the Credit Agreement for the nine months ended September 30, 2019.

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

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. Prior to 2018, we incurred net losses since our inception. We have since begun to utilize our net operating losses for federal income tax purposes. Thus, our tax expense to date relates primarily to foreign income taxes and to a lesser extent, state income taxes. The effective tax rate for the three and nine months ended September 30, 2019 is (249.3)% and 13.9%, respectively, compared to 56.9% and 73.5% for the three and nine months ended September 30, 2018, respectively. The main drivers for the differences in the rates from the prior period to the current period are related to a decrease in forecasted pre-tax book income, the impact of stock compensation and increase in foreign tax liabilities.

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

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $464.3 million of cash and cash equivalents, $75.0 million of availability under the Credit Agreement (as defined below) and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit, issued primarily in connection with our new corporate headquarters lease. See Item 2 “Properties” of the Annual Report for more information regarding our new corporate headquarters lease. As of September 30, 2019, we had approximately $4.2 million of cash and cash equivalents held in our foreign subsidiaries.

We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under the Credit Agreement and the Notes will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities and the introduction of new solutions and product enhancements. To the extent existing cash and cash equivalents and borrowings under the Credit Agreement and the Notes are not sufficient to fund future activities, we may seek to raise additional funds through equity, equity-linked or debt financings. Any additional equity financing may be dilutive to our existing stockholders. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. As of September 30, 2019, we had no material commitments for capital expenditures. The Company has entered into merger agreements with two companies subsequent to the end of the reporting period for this Quarterly Report. For more information, see Note 11 “Subsequent Events” in our notes to condensed consolidated financial statements included in this Quarterly Report.

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

Credit Agreement

On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time through the date hereof, the “Credit Agreement”). In September 2019, the Company amended the Credit Agreement in connection with the issuance and sale of the Notes. Such amendment included a decrease in the commitments for revolving credit loans from an initial $150.0 million to $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances and is subject to certain financial covenants. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

Borrowings under the Credit Agreement are scheduled to mature in March 2024. We had no outstanding revolving credit loan balance as of September 30, 2019 and December 31, 2018. We were in compliance with all applicable covenants as of September 30, 2019.

See Note 6 “Line of Credit and Long-Term Debt” in our condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Credit Agreement.

Convertible Senior Notes

In September 2019, we issued $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 (the “Notes”), including the exercise in full by the initial purchasers of their option to purchase $50.0 million aggregate principal amount of the Notes, in a private offering to qualified institutional buyers. In connection with the issuance of the Notes and exercise in full of the initial purchasers’ option, the Company used approximately $37.1 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “Capped Call Transactions”).

See Note 7 “Convertible Senior Notes and Capped Call Transactions” in our notes to condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Notes and Capped Call Transactions.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(In thousands)
Net cash provided by operating activities	$39,654	$30,358
Net cash used in investing activities	(5,075)	(4,005)
Net cash provided by (used in) financing activities	358,834	(59,044)
Net increase (decrease) in cash, cash equivalents and restricted cash	$393,413	$(32,691)

Cash Flows from Operating Activities

During the nine months ended September 30, 2019, cash provided by operating activities was $39.7 million, which consisted of net loss of $13.9 million, adjusted by non-cash charges of $32.9 million and a net change of $20.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $10.6 million, amortization of debt discount and issuance costs of $0.4 million, amortization of contract acquisition costs of $7.3 million, bad debt expense of $0.2 million, stock-based compensation of $14.1 million and a net change in operating leases of $0.3 million. The change in our net operating assets and liabilities was $20.7 million as a result of a decrease in accounts receivable due to the timing of receipts of payments from customers, an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services and an increase in accrued expenses and other liabilities due primarily to accrual of additional commissions and bonuses, partially offset by an increase in prepayments and other assets due to increases in deferred contract acquisition costs and contract assets, a decrease in accounts payable due to timing of cash disbursements and a change in income taxes payable to income tax receivable.

During the nine months ended September 30, 2018, cash provided by operating activities was $30.4 million, which consisted of a net loss of $1.5 million, adjusted by non-cash charges of $29.7 million and a net change of $2.2 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $8.0 million, amortization of debt issuance costs of $0.2 million, amortization of contract acquisition costs of $5.6 million, loss on modification and partial extinguishment of debt of $1.5 million, bad debt expense of $0.3 million, and stock-based compensation of $14.1 million. The change in our net operating assets and liabilities was $2.2 million as a result of a decrease in accounts receivable due to the timing of receipts of payments from customers, an increase in accounts payable due to timing of cash disbursements and an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, partially offset by an increase in prepayments and other assets due to increases in deferred contract acquisition costs and contract assets, a decrease in accrued expenses and other liabilities primarily due to less bonus, commissions and payroll tax accruals and a change in income taxes payable to income tax receivable.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, cash used in investing activities was $5.1 million, consisting primarily of purchases of property and equipment.

During the nine months ended September 30, 2018, cash used in investing activities was $4.0 million, consisting primarily of purchases of property and equipment.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities was $358.8 million, consisting of $400.0 million of proceeds from issuance of the Notes, $2.6 million of proceeds from exercise of stock options and $2.9 million of proceeds from issuance of equity related to shares issued pursuant to our Employee Stock Purchase Plan, partially offset by payments of debt issuance costs of $9.6 million associated with the Credit Agreement and issuance of the Notes and $37.1 million of purchases of capped calls associated with the issuance of the Notes.

During the nine months ended September 30, 2018, cash used in financing activities was $59.0 million, consisting of $60.0 million in repayment of debt and $0.3 million in prepayment penalties partially offset by $1.3 million of proceeds from exercise of stock options.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commitments

There have been no material changes in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018, except for those disclosed in Note 5 “Commitments and Contingencies” and Note 7 “Convertible Senior Notes and Capped Call Transactions” in our notes to condensed consolidated financial statements included in this Quarterly Report.

Recent Developments

The Company has entered into merger agreements with two companies subsequent to the end of the reporting period for this Quarterly Report. For more information, see Note 11 “Subsequent Events” in our notes to condensed consolidated financial statements included in this Quarterly Report.

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

We believe that the accounting policies associated with revenue recognition, the collectability of accounts receivable, valuation of long-lived assets, fair value of the liability and equity components of the Notes, stock-based compensation expense and income taxes are the most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates. There have been no material changes to these estimates or the policies related to them during the three and nine months ended September 30, 2019, except for the addition surrounding fair value of the liability and equity components of the Notes due to issuance in September 2019. For a full discussion of these estimates and policies, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report and Note 2 “Summary of Significant Accounting Policies” and Note 7 “Convertible Senior Notes and Capped Call Transactions” in our notes to condensed consolidated financial statements included in this Quarterly Report for more information.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in Part I, Item 1 included in this Quarterly Report for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a description of market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report. Our exposure to market risks related to foreign currency exchange risk and inflation risk has not changed materially from the exposure described in the Annual Report.

Interest Rate Risk

As of September 30, 2019, we had approximately $464.3 million of cash and cash equivalents and restricted cash of approximately $6.3 million. Our cash and cash equivalents and restricted cash are held in cash deposits. Due to the short-term nature of the cash deposits, we do not believe that we have any material exposure to changes in the fair value as a result of changes in interest rates.

In September 2019, we issued and sold $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 (the “Notes”), including the exercise in full by the initial purchasers of their option to purchase $50.0 million aggregate principal amount of the Notes, in a private offering to qualified institutional buyers. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount and debt issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standards related to leases on our financial statements to facilitate their adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

Item 1. Legal Proceedings

We are not currently a party to, nor is our property currently subject to, any material legal proceedings. We are not aware of any governmental inquiries or investigations into our business.

Item 1A. Risk Factors

Except with respect to the risk factors set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the Company’s Annual Report. The following risk factors include risk factors originally set forth in Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on September 18, 2019, as updated to reflect the issuance of the Notes. The Company is also updating and supplementing a risk factor to reflect updates in privacy regulations.

Risks Related to the Notes

Servicing our future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to do so.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Notes and any future borrowings under the Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms. In addition, our credit facility and any of our future debt agreements may contain restrictive covenants that prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of our debt.

In addition, holders of the Notes have the right to require us to repurchase their Notes upon the occurrence of a fundamental change (as defined in the indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In such event, we may not have enough available cash or be able to obtain financing at the time to make repurchases of the Notes surrendered therefor. In addition, our ability to repurchase the Notes may be limited by our existing Credit Agreement or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture governing the Notes would constitute a default under such indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our existing credit facility or future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes.

In addition, our indebtedness, combined with our other financial obligations and contractual commitments, could have other important consequences. For example, it could:

•	make us more vulnerable to adverse changes in general U.S. and worldwide economic, industry and competitive conditions and adverse changes in government regulation;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	place us at a disadvantage compared to our competitors who have less debt;
•	limit our ability to borrow additional amounts to fund acquisitions, for working capital and for other general corporate purposes; and
•	make an acquisition of our company less attractive or more difficult.

Any of these factors could harm our business, financial condition and operating results. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The Capped Call Transactions relating to the Notes may affect the value of our common stock.

Our Notes may become in the future convertible at the option of their holders under certain circumstances. The conversion of some or all of the Notes would dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Notes. If holders of the Notes elect to convert their Notes, we may settle our conversion obligation by delivering to them a significant number of shares of our common stock, which would cause dilution to our existing stockholders.

In connection with the pricing of the Notes, we entered into privately negotiated Capped Call Transactions with the option counterparties. The Capped Call Transactions will generally reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

In connection with establishing their initial hedges of the Capped Call Transactions, the option counterparties or their respective affiliates have purchased shares of our common stock and/or enter into various derivative transactions with respect to our common stock, including with certain investors in the Notes. Such activity could increase (or reduce the size of any decrease in) the market price of our common stock. In addition, we expect that the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of the Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock. Also, if any such Capped Call Transactions fail to become effective, whether or not the offering of the Notes is completed, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our common stock, which could adversely affect the value of our common stock.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid in capital section of stockholders’ equity on our consolidated balance sheet at issuance, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report larger net losses or lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, the Financial Accounting Standards Board recently published an exposure draft proposing to amend these accounting standards to eliminate the treasury stock method for convertible instruments and instead require application of the “if-converted” method. Under that method, if it is adopted, diluted earnings per share would generally be calculated assuming that all the Notes were converted solely into shares of our common stock at the beginning of the reporting period, unless the result would be anti-dilutive. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

Risks Related to Our Business and Industry

A shift in our business from selling licenses to selling subscriptions could materially and adversely affect our financial condition, operating results and liquidity, and our business, financial condition, operating results and prospects could be materially and adversely affected if we fail to successfully manage this shift.

We believe the industry is experiencing a marked shift from purchasing software via licenses to purchasing software via subscriptions, and we are evaluating how and when to most effectively respond to this industry shift. As we make this transition and sell subscription-based arrangements, our license revenue will be negatively impacted and to a lesser extent our subscription revenue could be positively impacted.

We believe that continued growth of subscription revenue as a percentage of total revenue will lead to a more predictable revenue model and increase our visibility to future period total revenues. However, in a subscription-based arrangement with a customer, we typically:

•

recognize revenue (i) ratably over the term of the applicable agreement if the software is delivered as a service, whereas we typically recognize revenue from perpetual licenses upfront upon delivering the applicable license, or (ii) upfront if the software is purchased on a subscription-based license (for example, a term license) and deployed on the customer’s premises, but for an amount less than we would charge for a perpetual license; meaning in each case that for a given customer, we will initially recognize less revenue if our software is delivered via a subscription-based arrangement rather than as a perpetual license; and

•

invoice the customer for subscription fees annually, and at an amount less than we would charge initially for a perpetual license, meaning that for a given customer, initially our billings and our cash flows will decrease.

As a result, during any period of significant shifts to subscription-based arrangements, our revenue and cash flows, financial condition, operating results and liquidity may be materially and adversely affected in such period. Additionally, if a greater percentage of our customers purchase our solutions through subscription-based arrangements than we expect in any period, our revenue and earnings will likely fall below expectations for that period and our cash flows may be lower than expected. Furthermore, our business, financial condition, operating results and prospects could be materially and adversely affected if we fail to successfully manage this industry shift, which depends upon our ability to, among other things, properly price our subscription-based arrangements, deliver software as a service, retain our customers, and further develop or acquire related technologies and infrastructure.

In addition, in accordance with ASC 606, when a license of intellectual property is not distinct, it is combined with other goods and services as a single performance obligation. Our advanced identity analytics solution, IdentityAI, which is delivered as a subscription service, is designed to complement our IdentityIQ and IdentityNow solutions and is not intended to be utilized separately from those solutions. Accordingly, we believe that revenue from an IdentityIQ license that is sold with an IdentityAI subscription should generally be recognized ratably over the term of the IdentityAI agreement. Thus, as sales of IdentityAI increase, we expect that a greater proportion of our fees from IdentityIQ licenses will be recognized ratably rather than upfront, which, particularly when added to the effects of the shift to subscription-based arrangements on our revenues and earnings discussed above, could materially and adversely affect our business, financial condition, operating results and prospects.

Although we had positive net income of $3.7 million in 2018, we have a history of losses, and we may not be able to generate sufficient revenue to achieve and sustain profitability.

Until the year ended December 31, 2018, we incurred net losses in each prior year since our inception, including net losses of $7.6 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively, and for the nine months ended September 30, 2019, our net loss was $13.9 million. We cannot assure you that we will achieve profitability in the future or that we will be able to sustain profitability. We expect our operating expenses to increase significantly as we continue to expand our sales and marketing efforts, continue to invest in research and development, particularly for our cloud-based solutions, and expand our operations in existing and new geographies and vertical markets. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future years. In particular, as discussed in the risk factor above, our revenues may be materially and adversely affected during any period of significant shifts to subscription-based arrangements, and as a result, we may again generate losses.

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

If we are unable to achieve any of these requirements, our revenue growth will be adversely affected. In addition, as discussed above, our revenue growth may be materially and adversely affected during any period of significant shifts to subscription-based arrangements.

Any failure to offer high-quality customer support may adversely affect our relationships with our customers, which could adversely affect our business.

We typically bundle customer support with arrangements for our solutions. In deploying and using our platform and solutions, our customers typically require the assistance of our support teams to resolve complex technical and operational issues. We may be unable to modify the nature, scope and delivery of our customer support to compete with changes in product support services provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and adversely affect our operating results. We may also be unable to respond quickly enough to accommodate short-term increases in customer demand for support. Our sales are highly dependent on our reputation and on positive recommendations from our existing customers. Customer satisfaction will become even more important as our customers increasingly shift to subscription-based arrangements. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality product support, could adversely affect our reputation and our ability to sell our solutions to existing and new customers.

We may acquire or invest in companies, which may divert our management’s attention and result in additional dilution to our stockholders. We may be unable to integrate acquired businesses and technologies successfully or achieve the expected benefits of such acquisitions, and acquisitions, particularly of development stage companies, may adversely affect our operating results and liquidity as well as our ability to meet expectations.

Our success will depend, in part, on our ability to expand our solutions and services and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may choose to do so through the acquisition of, or investment in, new or complementary businesses and technologies rather than through internal development. As a function of the industry in which we operate, we may acquire development stage companies that are not yet profitable, and that require continued investment, which could adversely affect our results of operations and liquidity as well as our ability to meet expectations, particularly if they were formulated prior to such acquisitions. Development stage companies generally involve a higher degree of risk and have not been proven, require additional capital to develop, and typically do not generate enough revenue to offset increased expenses associated therewith.

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

The occurrence of any of these risks could prevent us from realizing the anticipated benefits of an acquisition and could adversely affect our business, operating results and financial condition.

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

Domestically, California enacted the California Consumer Privacy Act (the “CCPA”) which will take effect on January 1, 2020, imposing an additional regulatory burden on our company and providing for both civil penalties as well as a private right of action for data breaches.

In jurisdictions outside of the United States, we may face heightened data protection and privacy requirements. In the EU, for example, the European General Data Protection Regulation (“GDPR”) regulates the collection, use and disclosure of personal data that is subject to GDPR (“Personal Data”), including the transfer of such Personal Data to third countries, such as the United States. Due to ongoing legal challenges regarding the methods for transferring Personal Data to third countries, we face uncertainty as to whether our efforts to comply with such transfer restrictions are adequate and, as a result, we and our customers may be at risk of enforcement actions taken by EU data protections authorities until such point in time that we may be able to ensure that all transfers of Personal Data to us in the United States from the EU are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. The GDPR also imposes significant penalties for non-compliance and may continue to cause our company to incur increased compliance costs. The CCPA and the GDPR are subject to differing interpretations and may cause us to incur substantial compliance costs and/or to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

Our initial public offering closed in November 2017. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated November 16, 2017 and filed with the SEC on November 17, 2017 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”). As of September 30, 2019, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and approximately $1.8 million of such proceeds to pay a related prepayment premium. As of September 30, 2019, the remaining net proceeds are held in cash and have not been deployed.

Item 6. Exhibits

Exhibit Index

Exhibit Number	Description

2.1***

Agreement and Plan of Merger, by and among SailPoint Technologies, Inc., Whaler Merger Sub, Inc., Orkus, Inc., and Aspect Ventures II, L.P., dated as of October 7, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38297), filed with the Securities and Exchange Commission on October 16, 2019).

2.2***

Agreement and Plan of Merger, by and among SailPoint Technologies, Inc., Osprey Merger Sub, Inc., Overwatch.ID, Inc., and Shareholder Representative Services LLC, dated as of October 10, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-38297), filed with the Securities and Exchange Commission on October 16, 2019).

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

4.1

Indenture, dated as of September 24, 2019, between SailPoint Technologies Holdings, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38297), filed with the Securities and Exchange Commission on September 25, 2019).

4.2

Form of 0.125% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38297), filed with the Securities and Exchange Commission on September 25, 2019).

10.1+*	Offer Letter, dated August 19, 2019, by and between SailPoint Technologies, Inc. and Matt Mills.

10.2+*	Summary of Non-Employee Director Compensation.

10.3

Amendment No. 1 to Credit Agreement, dated as of September 18, 2019, among the Company, SailPoint Technologies, Inc., the other loan parties party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38297), filed with the Securities and Exchange Commission on September 18, 2019).

10.4***

Purchase Agreement, dated September 19, 2019, between SailPoint Technologies Holdings, Inc. and Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., as representative of the several initial purchasers named in Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38297), filed with the Securities and Exchange Commission on September 25, 2019).

10.5

Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38297), filed with the Securities and Exchange Commission on September 25, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).
***

Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission on request.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SailPoint Technologies Holdings, Inc.,

Date: November 6, 2019	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Jason Ream
Jason Ream
Chief Financial Officer (Principal Financial Officer)