Form 10-K
period 2019-12-31
Sailpoint Technologies Holdings, Inc.
filed 2020-02-24
CIK 1627857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

On June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock, par value $0.0001 per share, held by non-affiliates of the Registrant was approximately $1.7 billion, based upon the closing price on the New York Stock Exchange on such date.

The registrant had 89,736,026 shares of common stock outstanding as of February 17, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K (this “Form 10-K”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements of historical fact included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions.

You should not rely upon forward-looking statements as predictions of future events or place undue reliance thereon. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections, in light of currently available information, about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Our Vision

Our fundamental belief is that identity is power. Our mission is to enable enterprises to grow and innovate, securely and efficiently. To do so, we have created our open identity platform that empowers users and governs their access to applications and data across complex, hybrid information technology (“IT”) environments.

Overview

SailPoint Technologies Holdings, Inc. (“SailPoint,” “the Company” or “we”) is the leading provider of enterprise identity governance solutions. Our team of visionary industry veterans launched SailPoint to empower our customers to efficiently and securely govern the digital identities of employees, contractors, business partners, software bots and other human and non-human users, and manage their constantly changing access rights to enterprise applications and data. Our SailPoint Predictive Identity platform provides organizations with critical visibility into who currently has access to which resources, who should have access to those resources, and how that access is being used. We offer both software and software as a service (“SaaS”) solutions, which provide organizations with the intelligence required to empower users and govern their access to systems, applications and data across hybrid IT environments, spanning on-premises, cloud and mobile applications and file storage platforms. We help customers enable their businesses with more agile and innovative IT, streamline delivery of access to their businesses, enhance their security posture and better meet compliance and regulatory requirements. Our customers include many of the world’s largest and most complex organizations, including commercial enterprises, financial institutions and governments.

Organizations globally are investing in technologies such as cloud computing and mobility to improve employee productivity, business agility and competitiveness. Today, enterprise environments are more open and interconnected with their business partners, contractors, vendors and customers. Business users have driven a dramatic increase in the number of applications and amount of data that organizations need to manage, much of which sits beyond the traditional network perimeter. Because of these trends, the attack surface is expanding while well-funded cyber attackers have significantly increased the frequency and sophistication of their attacks. As a result, IT professionals need to manage and secure increasingly complex hybrid IT environments within these extended enterprises.

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

We believe that our SailPoint Predictive Identity platform is a critical, foundational layer of a modern cyber security strategy. Its open architecture allows it to complement and build upon traditional perimeter- and endpoint-centric security solutions, which on their own are increasingly insufficient to secure organizations, and their applications and data. We deliver a user-centric security platform that combines identity and data governance solutions to form a holistic view of the enterprise. In combination with our technology partners, we create identity awareness throughout our customers’ environments by providing valuable insights into, and incorporating information from, a broad range of enterprise software and security solutions. Our governance platform provides a system of record for digital identities across our customers’ IT environments while allowing them to remain agile and competitive. Our adaptable solutions integrate seamlessly into existing technology stacks, allowing organizations to maximize the value of their technology investments. Our professionals work closely with customers throughout the implementation lifecycle, from documentation to development to integration.

Our solutions address the complex needs of global enterprises and mid-market organizations. Our go-to-market strategy consists of both direct sales and indirect sales through resellers, such as Optiv, and system integrators. Our mature system integrator channel includes global consultants such as Accenture, Deloitte, Ernst & Young (“EY”), KPMG and PricewaterhouseCoopers (“PwC”), all of whom have dedicated SailPoint practices, with some dating back more than nine years. As of December 31, 2019, 1,469 customers across a wide variety of industries were using our products to enable and secure digital identities across the globe.

Our Growth Strategy

Key investments we are making to drive growth include:

•

Driving new customer growth within existing geographic markets. Based on data from S&P Global Market Intelligence, we believe we have penetrated approximately 2% of over 65,000 companies in the countries where we have customers today. As a result, there is a significant opportunity to expand our footprint through both new, greenfield installations and displacement of competitive legacy solutions. We plan to expand our customer base in these countries by continuing to grow our sales organization, expand and leverage our channel partnerships and enhance our marketing efforts.

•

Further penetrating our existing customer base. Our customer base of 1,469, as of December 31, 2019, provides a significant opportunity to drive incremental sales. Our customers have the flexibility to start with a single use case or project and expand over time. As they realize the value of their investment, new use cases and deployments are identified, allowing us to sell more products to existing customers and to expand the number and types of identities, including non-human and machine identities, and governed systems we cover within their organizations. This is especially true when it comes to our new and expanded SaaS offerings, including artificial intelligence (“AI”) and cloud governance. We believe strong customer satisfaction is fundamental to our ability to expand our customer relationships.

•

Continuing to invest in our platform. Innovation is a core part of our culture. We believe we have established a reputation as a technology leader and innovator in identity governance. Over the past year, we launched new solutions and acquired Orkus and Overwatch.ID to further our SailPoint Predictive Identity vision. We plan to launch three new SaaS offerings in the first half of 2020. The first offering will help customers simplify and accelerate how they model access using our AI and machine learning (“ML”) platform. The next two offerings are focused on helping customers govern access to cloud platforms and workload and are built on technology acquired as part of the Orkus and Overwatch.ID acquisitions. We intend to continue investing, particularly in our SaaS offerings, to extend our position as the leader in identity governance by developing or acquiring new products and technologies.

•

Leveraging and expanding our network of partners. Our partnerships with global system integrators, such as Accenture, Deloitte, EY, KPMG and PwC, and resellers, such as Optiv, have helped us extend our reach and serve our customers more effectively. We see a significant opportunity to offer comprehensive solutions to customers by collaborating with adjacent technology vendors. We intend to continue to invest in our partnership network as their influence on our sales is vital to the success of our business.

•

Expanding market and product investment across existing vertical markets. We believe there is significant opportunity to further penetrate our target vertical markets by continuing to provide vertical-specific identity solutions and focusing our marketing efforts to address the use cases of those customers. With this approach, we believe we will be better able to address opportunities in key industries, such as financial services, healthcare, and federal, state and local government.

•

Continuing to expand our global presence. We believe there is significant opportunity to grow our business internationally. Enterprises around the world are facing similar operational, security and compliance challenges, driving the need for identity governance. We have personnel in 18 countries and customers based in 54 countries as of December 31, 2019 and we generated 29% of our revenue outside of the United States in 2019. We plan to leverage our existing strong relationships with global system integrators and channel partners to grow our presence in Europe, Asia Pacific and other international markets.

Product, Subscription, and Support Offerings

We deliver an integrated set of solutions to address identity governance challenges for medium and large enterprises. This set of solutions supports all aspects of identity governance, including provisioning, access request, compliance controls, password management and identity analytics for data stored in applications and files.

Our solutions deliver governance across the hybrid enterprise, extending from the mainframe to the cloud. We provide over 100 out-of-the-box connectors to enterprise applications such as SAP and Workday, which automate the collection, analysis and provisioning of identity data. We also provide governance over infrastructure components such as operating systems, directories, and databases and over vertical solutions, such as Epic, in the healthcare provider market. SailPoint Predictive Identity embeds AI and ML into our open identity platform to deliver actionable insights and recommendations to reduce risk, accelerate deployment and simplify administration.

Our solutions are built on our open identity platform, which enables connectivity to a variety of security and operational IT applications such as IT service management solutions (e.g., BMC Remedy and ServiceNow), privileged access management (“PAM”) (e.g., CyberArk and BeyondTrust), enterprise mobility management (“EMM”) and security information and event management (“SIEM”). Our open identity platform extends the reach of our identity governance processes and enables effective identity governance controls across customer environments.

IdentityIQ

IdentityIQ is our on-premises identity governance solution, which can be deployed in customer’s data center or hosted in the public cloud. It provides large, complex enterprise customers a unified and highly configurable identity governance solution that consistently applies business and security policies as well as role and risk models across applications and data on-premises or hosted in the cloud. IdentityIQ enables organizations to:

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

We package and price IdentityIQ into Core Modules and Advanced Integration Modules. All customers leverage the IdentityIQ Governance Platform, which provides the base features of the solution, including the identity warehouse, workflow engine and governance models. The four Core Modules include:

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

The Advanced Integration Modules provide connectivity to target application platforms such as SAP, mainframes, Amazon Web Services (“AWS”) and file storage systems.

IdentityNow

IdentityNow is our cloud-based, multi-tenant identity governance platform, which is delivered as a SaaS subscription offering. IdentityNow provides customers with a set of fully integrated services for compliance, provisioning and password management for applications and data hosted on-premises or in the cloud. IdentityNow meets the most stringent identity governance requirements and provides enterprise-grade services that meet scalability, performance, availability and security demands. IdentityNow covers the same breadth of functionality as IdentityIQ, but additionally enables organizations to:

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

IdentityAI

IdentityAI, our multi-tenant advanced AI and ML SaaS subscription offering, delivers on part of the SailPoint Predictive Identity vision by infusing intelligent insights and recommendations into our IdentityNow and IdentityIQ solutions to help organizations detect areas of high risk, including potential threats, before they turn into security breaches. IdentityAI consolidates identity data from IdentityNow and IdentityIQ, including account and entitlement assignments, with real-time activity in its big data platform. It then applies ML technologies to identify suspicious or anomalous behaviors. As a result, we believe customers will gain a much deeper understanding of the risk associated with user access, allowing them to focus their governance controls to reduce that risk. We are continuing development of IdentityAI to enable organizations to:

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

•

Risk Assessment: IdentityAI leverages ML algorithms to create a dynamic risk model that automatically evolves as data changes. Real-time risk analysis is used to identify potential threats and tune identity controls to focus on high-risk users and events while deprioritizing low-risk activities.

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

Enterprise-Grade Cloud Gateway

To manage on-premises infrastructure, applications and data from the cloud, we employ a Cloud Gateway Server (“CGS”), delivered as a virtual machine behind the customer’s firewall, which ensures that all SailPoint communications are highly secure. Our CGS technology is a high availability, secure, self-managed container that allows for controlled and automated updates of our connector infrastructure while ensuring the integrity of individual on-premises and cloud connections.

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

Data Ownership Assessment and Election

Verifying the business end-user who is the logical owner of information is a key challenge in managing growing volumes of unstructured data in the enterprise. Our novel approach, supported by a recently granted patent, determines the rightful owner of files, so they can be integrated into governance control processes, such as access certifications and access approvals. Our solution leverages profile data to determine logical owners of information based on identity attributes and usage data. Once a set of logical owners is identified, we use a crowd-sourcing approach to allow other users familiar with the data to vote on the rightful owner of the file or file storage location. This enables organizations to efficiently identify and designate specific owners for sensitive information stored in files and incorporate them into identity governance processes.

Connectivity for the Hybrid IT Environment

Our extensive library of over 100 proprietary connectors provides interfaces to on-premises and cloud applications. These connectors are the means by which we provide governance over target systems. We support granular management of a wide range of systems, from mainframe security managers, including CA ACF2 and Top Secret, IBM and RACF, to traditional enterprise applications, including Oracle E-Business Suite and SAP, and pure SaaS business applications, such as Microsoft Office365, Salesforce and ServiceNow. Generally, the same connectors are used for both our on-premises and cloud-based products. This allows both solutions to leverage fully the over 400-man years we have invested in developing these connectors.

Open and Extensible Identity Platform

Our open identity platform is the result of over a decade of investment. Recognizing identity governance is at the center of critical enterprise business and IT processes, we developed a comprehensive set of services that go beyond simple APIs. In addition to our comprehensive API strategy, we deliver SDKs and plug-in frameworks which allow our partners and customers to create their own integrations and extensions to our core product capabilities. For example, we leverage our open identity platform to integrate with third-party user provisioning solutions, such as IBM Security Identity Manager and Oracle Identity Manager, and service desk solutions, such as BMC Remedy and ServiceNow, to implement account change requests. This enables SailPoint to govern access and provide identity context to downstream processes managed by these solutions. Another important open identity platform integration model is with PAM solutions. SailPoint provides a framework that enables organizations to use the same governance controls to oversee both privileged and standard account access. We also collect activity and other information from third-party solutions to improve risk analytics and identity governance processes in our products, specifically in IdentityAI.

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

Customers

As of December 31, 2019, we have 1,469 customers based in 54 countries. In the year ended December 31, 2019, we generated 29% of our revenue outside of the United States. No single customer represented more than 10% of our revenue for the year ended December 31, 2019.

Sales and Marketing

Sales

We sell our platform through our direct sales organization, which is comprised of field and inside sales personnel, as well as through channel partners. Our sales strategy often reflects a “land-and-expand” business model, in which our initial deployment with a new customer typically addresses a limited number of use cases within a single business unit. Such initial deployments frequently expand across departments, divisions and geographies through a need for additional users, increased usage or extended functionality. As we expand our portfolio of offerings within our platform, we execute a growing number of “solution” deals that include two to three of our products in the initial transaction.

Our sales force is structured by geography, customer size, status (customer or prospect) and industry. Our global sales organization is comprised of quota-carrying sales representatives supported by sales development representatives, sales engineers, partner managers, product and technical specialists and solution architects.

Partners constitute an essential part of our selling model. We have established a model designed to create zero conflict, and typically include our partners in all of our training and enablement efforts. As a result, our indirect sales model, executed through our global and regional system integrators, technology partners and value-added resellers, is a key factor in our overall success.

Marketing

Our marketing strategy is focused on building a strong brand through differentiated messaging and thought leadership, educating the market on the importance of identity, communicating our product advantages and generating pipeline for our sales force. Our data-driven approach to marketing is tightly aligned to our sales and channel strategy and provides agility to leverage market opportunities in a targeted and timely fashion. Our awareness efforts focus on branding, digital and content marketing, public and analyst relations and social media, including blogs and bylines. Educational and pipeline maturation programs include global email campaigns and webinars, security events and customers round tables. Pipeline generation and maturation efforts focus on local events in our three major geographies: (i) Americas, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) Asia-Pacific (“APAC”). Audiences for such events are typically IT and security professionals, including Chief Information Officers (“CIOs”) and Chief Information Security Officers (“CISOs”). We host geographic annual user conferences that bring together customers, prospects and our partners to learn about our platform as well as network and share best practices with each other. Our user conferences demonstrate our strong commitment to enabling our customers to succeed, while also serving as an opportunity to create pipeline for new sales to prospective customers and additional sales to existing customers.

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

Maintenance and Customer Support

Our customers receive one year of software maintenance as part of their initial purchase of our on-premises offerings and may renew their maintenance agreement following the initial period. Our cloud-based offerings include customer support. For our on-premises offerings, our maintenance provides customers with the right to receive major releases of their purchased solutions, maintenance releases and patches and access to our technical support services during the term of the agreement. We provide customers of our cloud-based offerings with technical support services and all aspects of infrastructure support. We maintain a customer support organization, which includes experienced, trained engineers, that offers multiple service levels for our customers based on their needs. These customers receive contractual response times, telephonic support and access to online support portals. Our highest levels of support provide 24x7x365 support for critical issues. Our customer support organization has global capabilities, a deep expertise in our solutions and, through select support partners, is able to deliver support in multiple languages.

Customer Success Management

Our customer success strategy centers around our investment in, and ownership of, the post-sale experience for our customers. Every customer has an assigned dedicated Customer Success Manager (“CSM”), who is responsible for ensuring that return on investment and business results, committed during the sales cycle, are achieved. Through proactive and regular engagements, the CSM makes sure every customer is satisfied and is using their SailPoint products or services optimally. When necessary, the CSM coordinates cross-departmental resources to remove any barrier to success. In addition, our customer success team utilizes customer data to identify and present any cross-sell or upsell solutions aligned to a customer’s business objectives, thereby contributing to revenue expansion and increased product penetration. By proactively managing customer relationships, our CSM team nurtures client advocates, who become a powerful asset in closing new business.

Partnerships and Strategic Relationships

As a core part of our strategy, we have cultivated strong relationships with partners to help us increase our reach and influence, while providing a broader distribution of our software platform. We have developed a large partner network consisting of technology partners, system integrators, a growing network of value-added resellers and our alliance partners (Accenture, Deloitte, EY, KPMG and PwC). In 2019, approximately 90% of our new customer transactions involved our partners. We believe that our extensive partnership network enables us to provide the most complete identity governance solution to our customers.

Technology Partners

We have partnered with industry leaders across a spectrum of technologies that enable organizations to integrate their entire security, mobility, cloud, and applications infrastructure into our platform so that breaches can be better identified, mitigated and contained, and operations can be streamlined. We believe that solutions from companies such as AWS, CyberArk, Microsoft, SAP, ServiceNow and Workday that are plugged into our open identity platform through APIs provide our customers value-added capabilities to build an identity-aware enterprise.

The SailPoint Identity+ Alliance is a technology partnering network that leverages familiar standards and methods—like SQL, SCIM and Representational State Transfer (“REST”)—that make it easy to share identity context and configure identity-specific policies across disparate systems. For example, when PAM systems are integrated with our solutions, enterprises can conduct regular audits of privileged users and automatically remediate any policy violations. Program offerings include access to SailPoint SDKs and APIs, developer support, and cloud-based certification services. The Identity+ Alliance comprises over 60 technology and implementation partners and has produced over 40 certified integrations.

Value-Added Resellers

Value-added resellers bring product expertise and implementation best practices to our customers globally. They provide vertical expertise and technical advice in addition to reselling or bundling our software. Many of our reseller partners have been trained to demonstrate and promote our identity platform. Our reseller channel ranges from large companies, like Optiv, to regional resellers in our markets and territories. Our reseller program is designed to scale growth, help generate new opportunities, optimize customer experience and increase profitability as well as sales efficiency.

System Integrators

We partner with many large and global system integrators. We have partnerships with global advisory firms such as Deloitte, EY, KPMG, and PwC, with global system integrators such as Accenture and DXC Technologies, and with many regional system integrators in all three of our geographies. The focus of our system integrators program is to deliver pipeline growth and bookings, to help partners drive self-sufficiency and to foster transparency and collaboration through shared assets and resources. We have implemented joint business controls and metrics that provide a platform for discussion and partnership development and help us optimize our program and unified value proposition.

Research and Development

Innovation is one of our core values, and it is at the heart of how we think and do business. We believe ongoing and timely development of new products and features is imperative to maintaining our competitive position. We continue to invest in both our cloud and on-premises solutions. Additionally, we will be opportunistic in leveraging technology acquisitions similar to our acquisition of Orkus and Overwatch.ID to accelerate research and development activities. As of December 31, 2019, our research and development team had 326 employees.

As part of our relentless drive toward innovation and technical market leadership, we created SailPoint Labs in 2011. SailPoint Labs is a dedicated, stand-alone technology investigation and engineering group that focuses on finding and evaluating new technologies and approaches that will accelerate SailPoint’s vision in the market.

Competition

We operate in a highly competitive market characterized by constant change and innovation. Our competitors include large enterprise software vendors that offer identity solutions within their product portfolios, pure play identity vendors (including new market entrants) and vendors with whom we have not traditionally competed but may either introduce new products or incorporated features into existing products that compete with our solutions.

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

Some of our competitors have significantly greater financial, technical, and sales and marketing resources, as well as greater name recognition, in some cases within particular geographic regions, and more extensive geographic presence than we do. However, we believe we compete favorably with our competitors on the basis of all the factors above.

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

We have 29 issued patents and 16 patent applications pending in the United States relating to certain aspects of our technology. Additionally, we have three issued patents and two patent applications pending internationally. The expiration dates of our issued patents range from 2024 to 2039. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Any of our existing patents and any that may issue may be contested, circumvented, found unenforceable or invalidated, and we may not be able to prevent third parties from infringing them. In addition, we have international operations and intend to continue to expand these operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

Employees

As of December 31, 2019, we had a total of 1,168 employees, including 326 involved in research and development activities, 420 in our sales and marketing organization, and 275 in professional services and customer support. As of December 31, 2019, approximately 33% of our employees were located outside of the United States. We consider our employee relations to be good.

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

The SailPoint design logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report on Form 10-K are the property of SailPoint Technologies, Inc., our wholly-owned subsidiary. Other trademarks and trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

Available Information

Our website is located at https://www.sailpoint.com, and our investor relations website is located at https://investors.sailpoint.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You may also access all of our public filings through the SEC’s website at https://www.sec.gov.

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

ITEM 1A. RISK FACTORS

The nature of the business activities conducted by the Company subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Company’s business activities. Other risks are described in Part I, Item 1. “Business—Competition” and Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” These risks are not the only risks facing the Company. The Company’s business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks actually occurs, it could materially harm the Company’s business, financial condition or results of operations and impair the Company’s ability to implement business plans. In that case, the market price of the Company’s common stock could decline.

Risks Related to Our Business and Industry

Since our inception, except for the year ended December 31, 2018, we have incurred net losses and we may not be able to generate sufficient revenue to achieve and sustain profitability.

Since our inception, except for the year ended December 31, 2018, we have incurred net losses, including net loss of $8.5 million for the year ended December 31, 2019. We cannot assure you that we will achieve profitability in the future or that we will be able to sustain profitability. We expect our operating expenses to increase significantly as we continue to expand our sales and marketing efforts, continue to invest in research and development, particularly for our cloud-based solutions, and expand our operations in existing and new geographies and vertical markets. While our revenue has grown in recent years, if our revenue declines or fails to grow at a rate faster than increases in our operating expenses, we will not be able to maintain profitability in future years. In particular, as discussed in the risk factor above, our revenues may be materially and adversely affected during any period of significant shifts to subscription-based arrangements, and as a result, we may again generate losses.

We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.

We have experienced rapid growth in recent years. Our revenue grew from $186.1 million to $288.5 million from the year ended December 31, 2017 to the year ended December 31, 2019. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including, but not limited to:

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

To continue to grow our business, it is important that we continue to acquire new customers to purchase and use our solutions. Our success in adding new customers depends on numerous factors, including our ability to (i) offer a compelling identity governance platform and solutions, (ii) execute an effective sales and marketing strategy, (iii) attract, effectively train and retain new sales, marketing, professional services and support personnel in the markets we pursue, (iv) develop or expand relationships with channel partners, including systems integrators, resellers and technology partners, (v) expand into new geographies and vertical markets, (vi) deploy our platform and solutions for new customers and (vii) provide quality customer support once deployed. Further, our marketing efforts depend, in part, on attendance by our prospective customers at in-person meetings and events, which attendance could be adversely affected by public health issues, including outbreaks of contagious diseases or illnesses, such as the coronavirus.

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

We believe enterprises are increasingly embracing the cloud to house their critical security infrastructure. As a result, a growing number of enterprises are changing their approach to identity governance and now prefer SaaS in place of purchasing software via a license and independently operating their identity infrastructure. Our current product strategy reflects our belief in this industry shift. As we make this transition and sell subscription-based arrangements, our license revenue will be negatively impacted and to a lesser extent our subscription revenue could be positively impacted.

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

As a result, during any period of significant shifts to subscription-based arrangements, our revenue and cash flows, financial condition, operating results and liquidity may be materially and adversely affected in such period. Additionally, if a greater percentage of our customers purchase our solutions through subscription-based arrangements than we expect in any period, our revenue and earnings will likely fall below expectations for that period and our cash flows may be lower than expected. Furthermore, our business, financial condition, operating results and prospects could be materially and adversely affected if we fail to successfully manage this industry shift, which depends upon our ability to, among other things, properly price our subscription-based arrangements, deliver software as a service, retain our customers, and further develop or acquire related technologies and infrastructure. If the industry shift occurs differently than we anticipate, our business, financial condition, operating results and prospects could be materially and adversely affected.

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

We host our SaaS solutions using AWS data centers, a provider of cloud infrastructure services. All of our SaaS solutions reside on hardware owned or leased and operated by us in these locations. Our SaaS operations depend on protecting the virtual cloud infrastructure hosted in AWS by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Although we have disaster recovery plans that utilize multiple AWS locations, any incident affecting their infrastructure that may be caused by fire, flood, severe storm, earthquake or other natural disasters, cyber-attacks, terrorist or other attacks, public health issues or other similar events beyond our control could negatively affect our SaaS platform. A prolonged AWS service disruption affecting our SaaS platform for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. In addition, AWS may terminate the agreement by providing 30 days’ prior written notice and may, in some cases, terminate the agreement immediately for cause upon notice. In the event that our AWS service agreements are terminated, or there is a lapse of service, elimination of AWS services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our SaaS solutions for deployment on a different cloud infrastructure service provider, which may adversely affect our business, operating results and financial condition.

We face intense competition in our market, both from larger, well established companies and from emerging companies, and we may lack sufficient financial and other resources to maintain and improve our competitive position.

The market for identity and data governance solutions is intensely competitive and is characterized by constant change and innovation. We face competition from large enterprise software vendors that offer identity solutions within their product portfolios, pure play identity vendors (including new market entrants) and vendor with whom we have not traditionally completed but may either introduce new products or incorporate features into existing products that compete with our solutions. Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

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

Our quarterly operating results may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the loss or deterioration of our channel partner and other relationships influencing our sales execution;
•	the mix of revenue and associated costs attributable to licenses, subscription and professional services, which may impact our gross margins and operating income;
•	the mix of revenue attributable to larger transactions as opposed to smaller transactions and the associated volatility and timing of our transactions;
•	the growth in the market for our products;
•	our ability to attract new customers and retain and increase sales to existing customers;
•	changes in customers’ budgets and in the timing of their purchasing decisions, including seasonal buying patterns for IT spending;
•	the timing and success of new product introductions by our competitors and by us;
•	changes in our pricing policies or those of our competitors;
•	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of our platform;
•	changes in the legislative or regulatory environment;
•	foreign exchange gains and losses related to expenses and sales denominated in currencies other than the U.S. dollar or the function currencies of our subsidiaries;
•	increases in and timing of sales and marketing and other operating expenses that we may incur to grow and expand our operations and to remain competitive;
•	costs related to the acquisition of businesses, talent, technologies or intellectual property, including potentially significant amortization costs and possible write-downs;
•	our ability to control costs, including our operating expenses;

•	the collectability of receivables from customers and channel partners, which may be hindered or delayed if these customers or channel partners experience financial distress;
•	economic conditions specifically affecting industries in which our customers participate;
•	natural disasters, public health issues or other catastrophic events; and
•	litigation-related costs, settlements or adverse litigation judgments.

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

Our business has experienced significant growth and is becoming increasingly complex. We increased the number of our employees from 806 at December 31, 2017 to 1,168 at December 31, 2019. We have also experienced growth in the number of customers of our solutions from 933 at December 31, 2017 to 1,469 at December 31, 2019. At December 31, 2019, we had personnel in 18 countries, and we expect to expand into additional countries in the future. We expect this growth to continue and for our operations to become increasingly complex. To effectively manage this growth, we have made and plan to continue to make substantial investments to improve our operational, financial and management controls as well as our reporting systems and procedures. Our success will depend in part on our ability to manage this complexity effectively without undermining our corporate culture, which we believe has been central to our success. If we are unable to manage this complexity, our business, operations, operating results and financial condition may suffer.

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

Our internal resources and personnel may be insufficient to avoid accounting errors and there can be no assurance that we will not have material weaknesses in our internal control over financial reporting. For example, we reported material weaknesses as of December 31, 2018 in our Annual Report on Form 10-K. We have since fully remediated the reported material weaknesses, but we cannot assure you that our efforts to identify and prevent additional material weaknesses in the future will be successful. Any failure to maintain effective controls or any difficulties encountered implementing required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

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

Domestically, California enacted the California Consumer Privacy Act (the “CCPA”) which took effect on January 1, 2020, imposing an additional regulatory burden on our company and providing for both civil penalties as well as a private right of action for data breaches.

In jurisdictions outside of the United States, we may face heightened data protection and privacy requirements. In the EU, for example, the European General Data Protection Regulation (“GDPR”) regulates the collection, use and disclosure of personal data that is subject to GDPR (“Personal Data”), including the transfer of such Personal Data to third countries, such as the United States. Due to ongoing legal challenges regarding the methods for transferring Personal Data to third countries, we face uncertainty as to whether our efforts to comply with such transfer restrictions are adequate and, as a result, we and our customers may be at risk of enforcement actions taken by EU data protection authorities until such point in time that we may be able to ensure that all transfers of Personal Data to us in the United States from the EU are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. The GDPR also imposes significant penalties for non-compliance and may continue to cause our company to incur increased compliance costs. The CCPA and the GDPR are subject to differing interpretations and may cause us to incur substantial compliance costs and/or to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

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

Comprehensive U.S. federal tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, U.S. Federal tax reform was enacted with the signing of the Tax Cuts and Jobs Act, (the “TCJA”). Notable provisions of the TCJA include significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modification or repeal many business deductions and credits.

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

Any failure to maintain high-quality customer satisfaction may adversely affect our relationships with our customers, including customer renewals, which could adversely affect our business.

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

We have from time to time experienced, and we expect to continue to experience, difficulty in hiring, and may in the future have difficulty retaining, employees with appropriate qualifications and many of the companies with which we compete for experienced personnel have greater resources than we have. In addition to hiring new employees, we must continue to focus on training, motivating and retaining our best employees, but they may terminate their employment relationship with us at any time. Competition for highly skilled personnel is intense, and we may need to invest significant amounts of cash and equity to attract and retain new employees, and we may never realize returns on these investments.

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

We believe that our culture has been and will continue to be a key contributor to our success. From January 1, 2017 to December 31, 2019, we have increased the size of our workforce by 346 employees domestically and 165 employees internationally, and we expect to continue to hire aggressively as we expand. In addition, we plan to continue to expand our international operations, which may affect our culture as we seek to find, hire and integrate additional international employees while maintaining our corporate culture. If we do not continue to maintain our corporate culture as we grow, we may be unable to continue to foster the innovation, integrity, and collaboration we believe we need to support our growth. Our substantial anticipated headcount growth, and international expansion may result in a change to our corporate culture, which could adversely affect our business.

Because our long-term success depends, in part, on our ability to expand the sales and marketing of our platform and solutions to customers located outside of the United States, and we perform a significant portion of our development outside of the United States, our business will be susceptible to risks associated with international operations.

At December 31, 2019, we had sales and marketing and product development personnel outside the United States in Australia, Belgium, Canada, France, Germany, Hong Kong, India, Israel, Italy, Japan, the Netherlands, Norway, Singapore, Sweden, Switzerland, Taiwan, and the United Kingdom, and we intend to expand our international sales and marketing operations.

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

•	political instability, war, armed conflict or terrorist activities;
•	public health issues, including outbreaks of contagious diseases or illnesses;
•	currency fluctuations;
•	the risks of currency hedging activities to limit the impact of exchange rate fluctuations, should we engage in such activities in the future;
•	difficulties in managing systems integrators and technology providers;
•	laws imposing heightened restrictions on data usage and increased penalties for failure to comply with applicable laws, particularly in the European Union (“EU”);
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

Our business depends on the overall demand for information technology and on the economic health of our current and prospective customers. Any significant weakening of the economy in the United States or of the global economy, more limited availability of credit, a reduction in business confidence and activity, decreased government spending, economic uncertainty and other difficulties may affect one or more of the sectors or countries in which we sell our solutions. Global economic and political uncertainty may cause some of our customers or potential customers to curtail spending generally or IT and identity and data governance spending specifically and may ultimately result in new regulatory and cost challenges to our international operations. In addition, a strong dollar could reduce demand for our products in countries with relatively weaker currencies. These adverse conditions could result in reductions in sales of our solutions, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events could have an adverse effect on our business, operating results and financial position.

Forecasts of our market and market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, there can be no assurance that our business will grow at similar rates, or at all.

Growth forecasts relating to our market opportunity and the expected growth in that market are subject to significant uncertainty and are based on assumptions and estimates which may prove to be inaccurate. Even if this market meets our size estimate and experiences the forecasted growth, we may not grow our business at a similar rate, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, our forecasts of market growth should not be taken as indicative of our future growth.

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

We rely on copyrights, trade secret laws, confidentiality procedures, employment proprietary information and inventions assignment agreements, trademarks and patents to protect our intellectual property rights. However, the steps we take to protect our intellectual property may not be adequate. To protect our trade secrets and proprietary information, we rely in significant part on confidentiality arrangements with our employees, licensees, independent contractors, advisers, channel partners, resellers and customers. These arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, if others independently discover trade secrets and proprietary information, we would not be able to assert trade secret rights against such parties. To protect our intellectual property, we may be required to spend significant resources to obtain, monitor and enforce such rights. Litigation brought to enforce our intellectual property could be costly, time-consuming and distracting to management and could be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property, which may result in the impairment or loss of portions of our intellectual property. The laws of some foreign countries do not protect our intellectual property to the same extent as the laws of the United States, and effective intellectual property protection and mechanisms may not be available in those jurisdictions. We may need to expend additional resources to defend our intellectual property in these countries, and our inability to do so could impair our business or adversely affect our international expansion. Even if we are able to secure intellectual property, there can be no assurances that such rights will provide us with competitive advantages or distinguish our platform or solutions and services from those of our competitors or that our competitors will not independently develop similar technology.

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

Although we strive to enter into agreements that meet the criteria under accounting principles generally accepted in the United States of America (“GAAP”) for current revenue recognition on delivered performance obligations, our agreements are often subject to negotiation and revision based on the demands of our customers. The final terms of our agreements sometimes result in deferred revenue recognition well after the time of delivery, which may adversely affect our financial results in any given period.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, capitalized internal-use software costs, income taxes, other non-income taxes, business combinations and valuation of goodwill and purchased intangible assets and stock-based compensation. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Our business activities are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. We are also subject to Israeli export controls on encryption technology for SecurityIQ (now IdentityIQ File Access Manager). If the applicable U.S. or Israeli requirements regarding export of encryption technology were to change or if we change the encryption means in our products, we may need to satisfy additional requirements in the United States or Israel. There can be no assurance that we will be able to satisfy any additional requirements under these circumstances in either the United States or Israel.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), a corporation that undergoes an “ownership change” is subject to an annual limitation on its ability to utilize its pre-change net operating losses (“NOLs”), tax credits or other tax attributes, to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Based on the results of the Company’s Section 382 studies, we believe the annual limitation will not result in the expiration of any NOLs, tax credits or other tax attributes prior to utilization. However, future changes in our stock ownership, many of which are outside of our control, could result in another “ownership change” and subsequently could substantially impair our ability to utilize any NOLs, tax credits or other tax attributes.

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

We are subject to certain laws, regulations and requirements, including compliance with reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act and the NYSE. For example, we have a comprehensive compliance function, internal governance policies, such as those relating to insider trading, and frequently involve and retain outside counsel and accountants to enhance our compliance efforts. Additionally, we must comply with Section 404 of the Sarbanes-Oxley Act, including having our independent registered public accounting firm attest to the effectiveness of our internal controls. Our independent registered public accounting firm may issue a report attesting to the effectiveness of our internal controls that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, operated or reviewed. Compliance with these requirements may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

Furthermore, being subject to these rules and regulations makes it more expensive for us to obtain director and officer liability insurance as compared to when we were a private company, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us, as a public company, to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

•	allowing only our directors to fill vacancies on our board of directors;
•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
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

The enforceability of similar exclusive forum provisions in other companies’ charters has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our charter is inapplicable or unenforceable. For example, the choice of forum provisions summarized above are not intended to, and would not, apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or other claim for which the federal courts have exclusive jurisdiction. Additionally, there is uncertainty as to whether our choice of forum provisions would be enforceable with respect to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended (the “Securities Act”), or other claims for which the federal courts have concurrent jurisdiction, and in any event stockholders will not be deemed to have waived the Company’s compliance with federal securities laws and rules and regulations thereunder.

Risks Related to the Notes

Servicing our future debt may require a significant amount of cash, and we may not have sufficient cash flow from our business to do so.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 (the “Notes”) and any future borrowings under the Credit Agreement, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms. In addition, our credit facility and any of our future debt agreements may contain restrictive covenants that prohibit us from adopting any of these alternatives. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of our debt.

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

In connection with the pricing of the Notes, we entered into privately negotiated capped call transactions (“Capped Call Transactions”) with the option counterparties. The Capped Call Transactions will generally reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters in Austin, Texas consists of 164,818 square feet of space under a lease that expires in April 2029. Our prior corporate headquarters occupied 44,633 square feet in Austin, Texas under a lease that expired in the first quarter of 2019, which coincided with the commencement of the lease for our current corporate headquarters. In addition to our headquarters, we have additional office space in Pune, India, Tel Aviv, Israel, London, United Kingdom, Denver, Colorado and San Jose, California.

We lease all of our facilities. We believe that our facilities are adequate for our current needs and anticipate that suitable additional space will be readily available to accommodate any foreseeable expansion of our operations.

For more information about our lease commitments, see also Note 7 “Commitments and Contingencies” of the notes to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

We are not currently a party to, nor is our property currently subject to, any material legal proceedings other than ordinary routine litigation incidental to the business. We are not aware of any inquiries or investigations into our business.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed and traded on the NYSE under the symbol “SAIL.”

Holders of Record

As of February 17, 2020, there were 28 holders of record of our common stock including the Cede & Co, a nominee for The Depository Trust Company, or DTC, which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all of our earnings to finance the growth and development of our business. Any further determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant. In addition, our credit agreement places restrictions on our ability to pay cash dividends.

Stock Performance Graph

The following is not “soliciting material,” shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended (the “Securities Act”), except to the extent we specifically incorporate it by reference into such filing.

The graph assumes that $100 was invested (i) in the Company’s common stock on November 17, 2017 (the date on which initial trading in the Company’s common stock commenced), and (ii) on October 31, 2017, in the NYSE Composite Index and the S&P 600 Information Technology Index, and in each case, that all dividends were reinvested. The stock price performance on the following graph is required by the SEC and is not necessarily intended to forecast or be indicative of future stock price performance.

Company/Index	11/17/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
SAIL	$100.00	$111.54	$159.15	$188.77	$261.69	$180.69	$220.92	$154.15	$143.77	$181.54
NYSE Composite	$100.00	$104.23	$101.92	$103.08	$108.50	$94.91	$106.64	$110.37	$110.69	$119.11
S&P 600 IT Index	$100.00	$94.34	$94.08	$98.33	$102.06	$82.25	$96.88	$98.94	$100.71	$112.39

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Our initial public offering closed in November 2017. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated November 16, 2017 and filed with the SEC on November 17, 2017 pursuant to Rule 424(b) of the Securities Act. As of December 31, 2019, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our term loan facility and approximately $1.8 million of such proceeds to pay a related prepayment premium. As of December 31, 2019, the remaining net proceeds are held in cash and have not been deployed.

Item 6. Selected Financial Data

The following selected consolidated financial data as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 has been derived from, and should be read in conjunction with, the audited consolidated financial statements and the notes to our consolidated financial statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included elsewhere in this Annual Report on Form 10-K. Historical financial information as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016 and 2015 is derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. Our selected consolidated financial data may not be indicative of our future financial condition or results of operations.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2019	2018	2017 (1)	2016 (1)	2015 (1)
	(In thousands, except per share data)
Total revenue	$288,515	$248,920	$186,056	$132,412	$95,356
Gross profit	$223,040	$194,250	$141,466	$95,374	$66,097
Income (loss) from operations	$(9,433)	$10,913	$9,943	$2,729	$(8,173)
Net income (loss)	$(8,500)	$3,670	$(7,592)	$(3,173)	$(10,807)
Net income (loss) per share
Basic	$(0.10)	$0.04	$(0.55)	$(0.58)	$(0.74)
Diluted	$(0.10)	$0.04	$(0.55)	$(0.58)	$(0.74)
Weighted average shares outstanding
Basic	88,907	86,495	52,340	45,933	43,929
Diluted	88,907	90,003	52,340	45,933	43,929

(1)

The comparative information for years prior to 2018 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported in accordance with Accounting Standards Codification 605 (“ASC 605”). See Note 3 “Revenue Recognition” of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019 (the “2018 Annual Report”) for additional information related to our adoption of the revised revenue recognition standard (ASC 606).

Consolidated Balance Sheets Data:

	As of December 31,
	2019	2018	2017 (1)	2016 (1)	2015 (1)
	(In thousands)
Cash and cash equivalents	$443,795	$70,964	$116,049	$18,214	$14,896
Working capital (2)	$538,986	$172,045	$172,492	$60,047	$27,982
Total assets	$990,078	$534,434	$506,433	$387,410	$371,504
Deferred revenue, current and non-current	$152,033	$114,301	$83,125	$55,104	$34,888
Convertible senior notes, net	$309,051	$—	$—	$—	$—
Long-term debt	$—	$—	$68,329	$107,344	$99,770
Operating lease liabilities, current and non-current (3)	$41,986	$—	$—	$—	$—
Total liabilities	$555,951	$156,741	$178,036	$177,307	$160,465
Redeemable convertible preferred stock	$—	$—	$—	$223,987	$222,898
Total stockholders' equity (deficit)	$434,127	$377,693	$328,397	$(13,884)	$(11,859)

(1)

The comparative information for years prior to 2018 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported in accordance with ASC 605. See Note 3 “Revenue Recognition” of our 2018 Annual Report for additional information related to our adoption of the revised revenue recognition standard (ASC 606).

(2)	We define working capital as current assets less current liabilities, excluding deferred revenue.
(3)

The comparative information for years prior to 2019 has not been adjusted to reflect the adoption of ASC 842 as we adopted the standard using the modified retrospective transition method. For additional information see Note 7 “Commitments and Contingencies” of our accompanying notes to our consolidated financial statements included in Part II, Item 8. of this Annual Report on Form 10-K for further discussion.

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

The Company has elected to omit a discussion and analysis of the financial condition and results of operations of certain 2017 items and year-to-year comparisons between 2018 and 2017. Such discussion and analysis can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019 and is incorporated by reference herein.

Overview

SailPoint is the leading provider of enterprise identity governance solutions. Our SailPoint Predictive Identity platform provides organizations with critical visibility into who currently has access to which resources, who should have access to those resources, and how that access is being used.

We offer both software and software as a service (“SaaS”) solutions, which empower our customers to efficiently and securely govern the digital identities of employees, contractors, business partners, software bots and other human and non-human users, and manage their constantly changing access rights to enterprise applications and data across hybrid IT environments, spanning on-premises, cloud and mobile applications and file storage platforms. We help customers enable their businesses with more agile and innovative IT, streamline delivery of access to their businesses, enhance their security posture and better meet compliance and regulatory requirements. Our customers include many of the world’s largest and most complex organizations, including commercial enterprises, financial institutions and governments.

We believe that our SailPoint Predictive Identity platform is a critical, foundational layer of a modern cyber security strategy. Its open architecture allows it to complement and build upon traditional perimeter- and endpoint-centric security solutions, which on their own are increasingly insufficient to secure organizations, and their applications and data.

We were founded by visionary industry veterans to develop a new category of identity management solutions and address emerging identity governance challenges. Since our inception, we have focused on driving innovation in the identity market, with our key milestones including:

•	in 2007, we pioneered identity governance through our release of IdentityIQ, our on-premises identity governance solution;
•	in 2010, we revolutionized provisioning by integrating it with IdentityIQ into a single solution;
•	in 2013, we introduced our SaaS identity governance offering, IdentityNow;
•

in 2015, we extended identity governance by adding our identity governance for data stored in files solution, SecurityIQ (now referred as the File Access Manager module within IdentityIQ), which manages user access to unstructured data, a rapidly growing area of risk; and

•

in 2017, we further extended identity governance with the introduction of our advanced identity analytics offering, IdentityAI, which is designed to use machine learning technologies to enable rapid detection of security threats before they turn into security breaches.

Our solutions address the complex needs of global enterprises and mid-market organizations. As of December 31, 2019, 1,469 customers across a wide variety of industries were using our products to enable and secure digital identities across the globe. No single customer represented more than 10% of our revenue for the year ended December 31, 2019 or 2018.

For the years ended December 31, 2019 and 2018, our revenue was $288.5 million and $248.9 million, respectively. For the year ended December 31, 2019, we had a net loss of $8.5 million compared to net income of $3.7 million for the year ended December 31, 2018. For the years ended December 31, 2019 and 2018, our net cash provided by operations was $50.1 million and $37.5 million, respectively.

Our success is principally dependent on our ability to deliver compelling solutions to attract new customers and retain existing customers. Delivering these solutions is challenging because our customers have large, complex IT environments, often rely on both legacy and innovative technologies, and deploy different business models, including on-premises and cloud models. Rising security threats and evolving regulations and compliance standards for cyber security, data protection, privacy and internal IT controls create new opportunities for our industry and require us to adapt our solutions to be successful. Maintaining our historical growth rates is also challenging because our growth strategy depends in part on our ability to expand our global presence, increase the number of companies we can address with our current solutions, and invest in new vertical markets, while competing against much larger companies with more recognizable brands and financial resources. Although we seek to grow rapidly, we also focus on managing our net cash from operations while continuing to invest in our platform and to deliver innovative solutions to our customers.

We believe enterprises are increasingly embracing the cloud to house their critical security infrastructure. As a result, a growing number of enterprises are changing their approach to identity governance and now prefer SaaS in place of purchasing software via a license and independently operating their identity infrastructure. This industry shift aligns well with our current product strategy. Our product strategy is to (1) accelerate innovation within our core identity governance SaaS offerings, (2) deliver continued innovation as we execute against our vision for SailPoint Predictive Identity, and (3) ensure that as we deliver these new innovations, they work in concert with our on-premises offerings in addition to our SaaS offerings. We believe that continued growth of subscription revenue, which includes revenue from our SaaS offerings, as a percentage of total revenue will lead to a more predictable revenue model and increase our visibility to future period total revenues. Nevertheless, our gross margins vary depending on the type of solution we sell. As a result, a shift in the sales mix of our solutions could affect our performance relative to historical results.

Our Business Model

We deliver an integrated set of solutions that supports all aspects of identity governance, including provisioning, access request, compliance controls, password management and identity governance for data stored in files. Our most recent innovation, the SailPoint Predictive Identity platform, embeds advanced artificial intelligence (“AI”) and machine learning (“ML”) into our open identity platform to deliver actionable insights and recommendations to reduce risk, accelerate deployment and simplify administration. Our solutions are built on our open identity platform, which enables connectivity to a variety of security and operational IT applications. Our open identity platform extends the reach of our identity governance processes and enable effective identity governance controls across customer environments.

Our set of solutions currently consists of (i) IdentityIQ, our on-premises identity governance solution, which can be deployed in customer’s data center or hosted in the public cloud, (ii) IdentityNow, our cloud-based, multi-tenant identity governance platform, which is delivered as a SaaS subscription offering and (iii) IdentityAI, our multi-tenant advanced AI and ML SaaS offering that infuses intelligent insights and recommendations into our IdentityIQ and IdentityNow solutions to help organizations detect areas of high risk, including potential threats, before they turn into security breaches. See Part I, Item 1. “Business—Product, Subscription, and Support Offerings” for more information regarding our solutions.

For our IdentityIQ solutions, our customers typically purchase a perpetual software license, which includes one year of maintenance. Our maintenance provides software maintenance as well as access to our technical support services during the maintenance term. After the initial maintenance period, customers with perpetual licenses may renew their maintenance agreement for an additional fee. For our SaaS offerings, IdentityNow and IdentityAI, for a subscription fee, we offer customers access to these solutions and infrastructure support for the duration of their subscription agreement. Our standard subscription agreement for our SaaS offerings has a duration of three years.

Pricing for each of our solutions is dependent on the number of digital identities of employees, contractors, business partners, software bots and other human and non-human users that the customer is entitled to govern with the solution. We also package and price our IdentityIQ, IdentityNow and IdentityAI solutions into modules. Each module has unique functionalities, and our customers are able to purchase one or more modules, depending on their needs. We also offer advanced integration modules for key applications and systems which can be purchased in addition to our base solution modules. They are also priced based on the total number of identities. Thus, our revenue from any customer is generally determined by the number of identities that the customer is entitled to govern as well as the number of modules (for our IdentityIQ and IdentityNow solutions) purchased by the customer.

Our go-to-market strategy consists of both direct sales and indirect sales through our partner network consisting of technology partners, system integrators, a growing network of value-added resellers and our alliance partners. We work closely with systems integrators, many of whom have dedicated SailPoint practices (including Accenture, Deloitte, EY, KPMG, and PwC), with some dating back more than nine years, and resellers (including value-added resellers such as Optiv) to scale growth, help generate new opportunities, optimize customer experience and increase profitability as well as sales efficiency. We frequently cooperate with systems integrators to make joint sales proposals to address our mutual customers’ requirements. We do not have any material payment obligations to systems integrators, resellers or our technology partners; nor do they have any material payment obligations to us, except that resellers typically purchase solutions directly from us and resell to customers. See Part I, Item 1. “Business—Partnerships and Strategic Relationships” for more information regarding our partnership network.

In addition to our solutions, we offer professional services to our customers and partners to configure and optimize the use of our solutions as well as training services related to the configuration and operation of our platform. Most of our professional services activity is in support of our partners, who perform a significant majority of all initial and follow-on implementation work for our customers. Most of our consulting services are priced on a time-and-materials basis; our training services are provided through multiple pricing models, including on a per-person basis (for courses provided at our headquarters and on-site at our customers’ offices) and a flat-rate basis (for our e-learning course).

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

As part of our product strategy for the SailPoint Predictive Identity platform, we acquired Orkus, Inc. (“Orkus”) and Overwatch.ID, Inc. (“Overwatch.ID”). Orkus is engaged in the development and license of software products to assist customers in monitoring and controlling access and authorization across hybrid cloud assets. Overwatch.ID is engaged in the development and license of software products focused on access controls security for cloud applications, cloud computing, hybrid IT environments, and on-premises infrastructure. See Note 5 “Business Combinations” in our notes to our consolidated financial statements included in this Annual Report for more information.

Key Factors Affecting Our Performance

Our historical financial performance has been, and we expect our financial performance in the future to be, driven by our ability to:

•

Add New Customers Within Existing Markets. Based on data from S&P Global Market Intelligence, we believe that we have penetrated approximately 2% of over 65,000 companies in the countries where we have customers today. As a result, there is significant opportunity to expand our footprint in our existing markets through new, greenfield installations and displacement of our competitors’ legacy solutions. We plan to grow our sales organization, expand and leverage our channel partners and enhance our marketing efforts.

•

Generate Additional Sales to Existing Customers. We believe that our existing customer base provides us with a significant opportunity to drive incremental sales. In most cases, our customers initially purchase a subset of the modules or offerings we provide based on their immediate need. We focus on generating more revenue from the modules that our customers have already purchased from us as our customers grow the number of identities our solutions manage and govern and as our customers deploy our solutions across other business units or geographies within their organizations. This is especially true when it comes to our new and expanded SaaS offerings, including AI and cloud governance. Over time, we also identify up-selling and cross-selling opportunities and seek to sell additional modules and offerings to our existing customers.

•

Retain Customers. We believe that our ability to retain our customers is an important component of our growth strategy and reflects the long-term value of our customer relationships. For example, when we add a new customer, we generate new license revenue. If the customer renews, we generate incremental maintenance revenue. As we add new IdentityIQ customers, our high renewal rates result in maintenance revenue. Our key strategies to maintain our high renewal rates include focusing on the quality and reliability of our solutions, customer service and support to ensure our customers receive value from our solutions, providing consistent software upgrades and having dedicated customer success teams.

•

Expand into New Markets. We expect to continue to invest significantly in sales, marketing and customer service, as well as our indirect channel partner network, to expand into new geographies and vertical markets. We believe that our market opportunity is large and growing and that the global cyber security market represents a significant growth opportunity for us. In 2019, we generated only 29% of our revenue outside of the United States. We plan to leverage our existing strong relationships with global system integrators and channel partners to grow our presence in Europe, Asia Pacific and other international markets.

Key Business Metrics

In addition to our GAAP financial information such as revenue and net income discussed above, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Year Ended December 31,
	2019	2018	2017 (1)
Number of customers	1,469	1,173	933
Subscription revenue as a percentage of total revenue	50%	42%	38%

(1)

The comparative information for 2017 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported in accordance with ASC 605. See Note 3 “Revenue Recognition” of our 2018 Annual Report for additional information related to our adoption of the revised revenue recognition standard (ASC 606).

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

•

Subscription Revenue as a Percentage of Total Revenue. Subscription revenue is a portion of our total revenue and is derived from (i) IdentityIQ, maintenance and support agreements, but not licenses, and (ii) IdentityNow and IdentityAI, our SaaS offerings where customers enter into subscription agreements with us. As we generally sell our solutions on a per-identity basis, our SaaS subscription revenue for any customer is primarily determined by the number of identities that the customer is entitled to govern, and the ongoing price paid per-identity under a maintenance and support agreement. Thus, we consider our subscription revenue to be the recurring portion of our revenue base and believe that its continued growth as a percentage of total revenue will lead to a more predictable revenue model and increase our visibility to future period total revenues. Because we recognize our subscription revenue ratably over the duration of those agreements, a portion of the revenue we recognize each period is derived from agreements we entered into in prior periods. In contrast, we typically recognize license revenue upon entering into the applicable license, the timing of which is less predictable and may cause significant fluctuations in our quarterly financial results.

Components of Results of Operations

Revenue

License Revenue. We generate license revenue through the sale of our on-premises software license agreements to new customers and sales of additional licenses to the existing customers who can purchase additional users for existing licenses or purchase new licenses. Customers may also purchase term license agreements, under which we recognize the license fee upfront. License transactions generally include an amount for first-year maintenance, which we recognize as subscription revenue. We typically recognize license revenue upon delivering the applicable license. See the section titled “Critical Accounting Policies and Estimates—Revenue Recognition” for more information. Over time, we will continue to expect license revenue to decrease as a percentage of our total revenue as we continue to focus on increasing our subscription revenue as a key growth initiative.

Subscription Revenue. Our subscription revenue consists of fees for (i) ongoing maintenance and support of our licensed offerings and (ii) subscription fees for access to, and related support for, our SaaS offerings. We typically invoice subscription fees in advance, in annual installments, and recognize subscription revenue ratably over the term of the applicable agreement. See the section titled “Critical Accounting Policies and Estimates—Revenue Recognition” for more information. Over time, we expect subscription revenue will increase as a percentage of total revenue as we continue to focus on increasing subscription revenue as a key growth initiative.

Services and Other Revenue. Services and other revenue consists primarily of fees from professional services provided to our customers and partners to configure and optimize the use of our solutions as well as training services related to the configuration and operation of our platform. Most of our professional services are priced on a time-and-materials basis, and we generally invoice customers monthly as the work is performed. We generally have standalone value for our professional services and recognize revenue as services are performed based on an estimated fair value as a separate unit of accounting. See the section titled “Critical Accounting Policies and Estimates—Revenue Recognition” for more information. Most of our professional services activity is in support of our partners, who perform the significant majority of all initial and follow-on configuration and optimization work for our customers. Over time, we expect our professional services revenue as a percentage of total revenue to decline as we increasingly rely on partners to help our customers deploy our software.

Cost of Revenue

Cost of License Revenue. Cost of license revenue consists of amortization expense for developed technology acquired and third-party royalties.

Cost of Subscription Revenue. Cost of subscription revenue consists primarily of employee compensation cost (which consists of salaries, benefits, bonuses and stock-based compensation), costs of our customer support organization, contractor costs to supplement our staff levels, allocated overhead, amortization expense for developed technology acquired and third-party cloud-based hosting costs.

Cost of Services and Other Revenue. Cost of services and other revenue consists primarily of employee compensation costs of our professional services and training organizations, travel-related costs, contractor costs to supplement our staff levels and allocated overhead.

Gross Profit and Gross Margin

Gross profit is revenue less cost of revenue, and gross margin is gross profit as a percentage of total revenue. Gross profit has been and will continue to be affected by various factors, including the mix of our license, subscription, and services and other revenue, the costs associated with third-party cloud-based hosting services for our SaaS offerings, and the extent to which we expand our customer support and services organizations. We expect that our overall gross margin will fluctuate from period to period depending on the interplay of these various factors. Also, we expect our investment in technology to expand the capability of our services, enabling us to improve our gross margin over time.

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

General and Administrative Expenses. General and administrative expenses consist primarily of employee compensation costs for corporate personnel, such as those in our executive, human resources, facilities, accounting and finance and IT departments. In addition, general and administrative expenses include third-party professional fees and sponsor-related costs, as well as all other supporting corporate expenses not allocated to other departments. Our general and administrative expenses increase on a dollar basis as our business grows. Also, we have incurred increased general and administrative expenses as a result of becoming a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations and professional services.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of employee compensation costs, sales commissions, costs of general marketing and promotional activities, travel-related expenses and allocated overhead. Under ASC 606, sales commissions earned by our sales force and the related payroll taxes, a primary component of “deferred contract acquisition costs”, which are considered incremental and recoverable costs of obtaining a contract with a customer are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally five years. Under ASC 605, the Company generally capitalized deferred contract costs associated with subscription revenues, which were subsequently amortized over the term of the subscription while deferred contract cost related to license revenues were previously recognized as incurred. We expect to continue to invest in our sales force for expansion to new geographic and vertical markets. We expect our sales and marketing expenses to increase on a dollar basis and continue to be our largest operating expense category for the foreseeable future.

Allocated Overhead. We allocate shared costs, such as facilities costs (including rent and utilities), information technology costs and recruiting costs, to all departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category.

Other Expense, Net

Other expense, net consists primarily of interest expense, net of interest income, and foreign currency transaction gains and losses related to the impact of transactions denominated in a foreign currency. As we have expanded our international operations, our exposure to fluctuations in foreign currencies has increased and we expect this to continue. Interest expense, net of interest income, consists primarily of interest, amortization of debt discount and issuance costs, loss on the modification and extinguishment of debt and prepayment penalties on our current and prior credit agreements and Notes.

Income Tax (Expense) Benefit

Our provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. Our income tax rate varies from the federal statutory rate due to foreign withholding taxes; changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate; changes to the financial accounting rules for income taxes; unanticipated changes in tax rates; differences in accounting and tax treatment of our stock-based compensation and R&D credits. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2019	2018	2017 (1)
	(In thousands)
Revenue
Licenses	$102,800	$105,000	$79,209
Subscription	143,390	104,033	71,007
Services and other	42,325	39,887	35,840
Total revenue	288,515	248,920	186,056
Cost of revenue
Licenses	4,239	4,634	4,561
Subscription (2)	26,877	20,734	16,406
Services and other (2)	34,359	29,302	23,623
Total cost of revenue	65,475	54,670	44,590
Gross profit	223,040	194,250	141,466
Operating expenses
Research and development (2)	56,120	43,154	33,331
General and administrative (2)	39,816	34,781	17,678
Sales and marketing (2)	136,537	105,402	80,514
Total operating expenses	232,473	183,337	131,523
Income (loss) from operations	(9,433)	10,913	9,943
Other expense, net:
Interest expense, net	(2,573)	(4,707)	(14,783)
Other, net	(1,082)	(1,446)	(459)
Total other expense, net	(3,655)	(6,153)	(15,242)
Income (loss) before income taxes	(13,088)	4,760	(5,299)
Income tax (expense) benefit	4,588	(1,090)	(2,293)
Net income (loss)	$(8,500)	$3,670	$(7,592)

(1)

The comparative information for 2017 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported in accordance with ASC 605. See Note 3 “Revenue Recognition” of our 2018 Annual Report for additional information related to our adoption of the revised revenue recognition standard (ASC 606).

(2)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of revenue - subscription	$1,142	$945	$133
Cost of revenue - services and other	1,379	1,504	458
Research and development	3,517	3,026	658
General and administrative	5,990	7,798	2,062
Sales and marketing	6,686	5,702	1,203
Total stock-based compensation expense	$18,714	$18,975	$4,514

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Year Ended December 31,
	2019	2018	2017 (1)
Revenue
Licenses	35%	42%	43%
Subscription	50	42	38
Services and other	15	16	19
Total revenue	100	100	100
Cost of revenue
Licenses	2	2	2
Subscription	9	8	9
Services and other	12	12	13
Total cost of revenue	23	22	24
Gross profit	77	78	76
Operating expenses
Research and development	20	17	18
General and administrative	14	14	10
Sales and marketing	47	42	43
Total operating expenses	81	73	71
Income (loss) from operations	(4)	5	5
Other expense, net:
Interest expense, net	(1)	(2)	(8)
Other, net	—	(1)	—
Total other expense, net	(1)	(3)	(8)
Income (loss) before income taxes	(5)	2	(3)
Income tax (expense) benefit	2	—	(1)
Net income (loss)	(3)%	2%	(4)%

(1)

The comparative information for 2017 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported in accordance with ASC 605. See Note 3 “Revenue Recognition” of our 2018 Annual Report for additional information related to our adoption of the revised revenue recognition standard (ASC 606).

Comparison of the Years Ended December 31, 2019 and 2018

Revenue

	Year Ended December 31,
	2019	2018	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$102,800	$105,000	$(2,200)	(2)%
Subscription	143,390	104,033	39,357	38%
Services and other	42,325	39,887	2,438	6%
Total revenue	$288,515	$248,920	$39,595	16%

License Revenue. License revenue decreased by $2.2 million, or 2%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. While we increased revenue in follow-on license revenue from existing customers 4% year-over-year, the increase was offset by a 5% year-over-year decrease from new customers. During the year ended December 31, 2019, license revenue from new customers was $63.6 million and license revenue from existing customers was $39.2 million. Our customer base increased by 296, or 25%, from 1,173 customers at December 31, 2018 to 1,469 customers at December 31, 2019. Our revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased.

Subscription Revenue. Subscription revenue increased by $39.4 million, or 38%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in ongoing maintenance revenue from our increased installed base and new sales of our SaaS offerings. During the year ended December 31, 2019, subscription revenue from new customers was $18.5 million and subscription revenue from existing customers was $124.9 million.

Services and Other Revenue. Services and other revenue increased by $2.4 million, or 6% for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to higher demand for services from an increased number of customers using our consulting and training services.

Geographic Regions. Our operations in the United States contributed the largest portion of our revenue in each year ended December 31, 2019 and 2018 because of our larger and more established sales force and partner network in the United States as compared to our other regions. Revenue from EMEA and the rest of the world also increased for year ended December 31, 2019, primarily due to our investment in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide.

The following table sets forth, for each of the periods presented, our consolidated total revenue by geography and the respective percentage of total revenue:

	Year Ended December 31,
	2019		2018
	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$204,500	71%	$171,497	69%
EMEA (1)	54,315	19%	49,871	20%
Rest of the World (1)	29,700	10%	27,552	11%
Total revenue	$288,515	100%	$248,920	100%

(1)	No single country represented more than 10% of our consolidated revenue.

Gross Profit and Gross Margin

	Year Ended December 31,
	2019	2018	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$98,561	$100,366	$(1,805)	(2)%
Subscription	116,513	83,299	33,214	40%
Services and other	7,966	10,585	(2,619)	(25)%
Total gross profit	$223,040	$194,250	$28,790	15%

Gross margin
Licenses	96%	96%
Subscription	81%	80%
Services and other	19%	27%
Total gross margin	77%	78%

Licenses. License gross profit decreased by $1.8 million, or 2%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily the result of decreased license revenues.

Subscription. Subscription gross profit increased by $33.2 million, or 40%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily the result of $39.4 million year-over-year growth in subscription revenue, coupled with an increase in corresponding costs of subscription revenue at a rate lower than our revenue growth as we continue to build economies of scale within our customer support organization and our utilization of cloud-based hosting services. Approximately $3.9 million of the year-over-year increase in cost of subscription revenue was due to increases in headcount and related allocated overhead to support the growth of our SaaS offerings and ongoing maintenance for our expanding licensed customer base. Additionally, approximately $2.5 million of the year-over-year increase in cost of subscription revenue was due to increased cloud-based hosting costs for our SaaS offerings.

Services and Other. Services and other gross profit decreased by $2.6 million, or 25%, during the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily attributable to the higher costs associated with expanding our infrastructure for our professional services and training organization to support an increasing number of customers, partially offset by increased revenues due to customer growth.

Operating Expenses

	Year Ended December 31,
	2019	2018	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$56,120	$43,154	$12,966	30%
General and administrative	39,816	34,781	5,035	14%
Sales and marketing	136,537	105,402	31,135	30%
Total operating expenses	$232,473	$183,337	$49,136	27%

Research and Development Expenses. Research and development expenses increased by $13.0 million, or 30%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Approximately 92% of the increase was the result of an increase in headcount and related allocated overhead to optimize and expand our product offerings as well as pursue innovation in identity governance. Substantially all of the remaining increase in research and development expenses was the result of an increase in amortization of intangibles, primarily from our acquired patents in the fourth quarter of 2018 which incurred a full year of amortization in 2019.

General and Administrative Expenses. General and administrative expenses increased by $5.0 million, or 14%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase was primarily driven by approximately $1.9 million, or 37%, in professional services expense comprised of legal fees, accounting and consulting fees associated with issuance and sale of the Notes and purchase of capped call transactions, and acquisition related costs, while approximately $1.5 million, or 29%, of the increase was attributable to software maintenance and subscription expenses and approximately $1.3 million, or 25%, of the increase was a result of severance expense related to the resignation of our former Chief Operating Officer.

Sales and Marketing Expenses. Sales and marketing expenses increased by $31.1 million, or 30%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. Approximately $25.0 million, or 80%, of the increase was the result of our increased sales and marketing headcount and related allocated overhead to support increased penetration into our existing customer base as well as expansion into new industry verticals and geographic markets. We also experienced year-over-year increases in travel costs and advertising costs of $1.7 million and $4.0 million, respectively, for the year ended December 31, 2019. Additionally, approximately $1.1 million, or 4%, of the increase was a result of severance expense related to the resignation of our former Chief Revenue Officer.

Interest Expense, Net

Interest expense, net, decreased by $2.1 million, or 45%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. For the year ended December 31, 2018, the Company incurred approximately $1.8 million loss on the modification and extinguishment of debt and approximately $0.4 million of prepayment penalties from the paydown of our term loan principal balance and related amortization of issuance costs under the previous credit facility. Additionally, for the year ended December 31, 2019, the Company earned $2.5 million of interest income on money market funds utilized from the issuance of the Notes, which was offset by $4.7 million of amortization of debt discount and issuance costs related to the Notes and amortization of issuance costs related to the our revolving credit agreement.

Income Tax (Expense) Benefit

The Company recorded an income tax benefit of $4.6 million for the year ended December 31, 2019 compared to an income tax expense of $1.1 million for the year ended December 31, 2018, leading to a net benefit of $5.7 million year-over-year. This is primarily due to research and development credits and the tax impact of stock compensation. Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. While we are still in an overall deferred tax liability position for federal and state tax purposes, we still maintain a full valuation allowance for our Israel tax position due its lack of taxable earnings for the foreseeable future.

Our income tax rate varies from the federal statutory rate due to the valuation allowances on certain foreign deferred tax assets, regulations and interpretations in multiple jurisdictions in which we operate; unanticipated changes in tax rates; and differences in accounting and tax treatment of our stock-based compensation, foreign withholding taxes and R&D credits. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. With the exception of 2018, we have incurred net losses each year since our inception. We have since begun to utilize our net operating losses for federal income tax purposes. Thus, our tax expense to date relates primarily to state as well as foreign income taxes. The effective tax rate for years ended December 31, 2019, 2018 and 2017 are 35.1%, 22.9% and (43.3)%, respectively. The main drivers for the differences in the rates from the prior period to the current period are related to a decrease in pre-tax book income, the impact of stock compensation and increase in foreign tax liabilities.

We do not consider the earnings of our foreign subsidiaries, with the exception of India, to be permanently reinvested in foreign jurisdictions. Under the TCJA, global intangible low-taxed income (“GILTI”) provisions apply providing an incremental tax on low taxed foreign income. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is currently in a tested loss and does not incur a GILTI tax. In India, we continue to invest and grow our research and development activities and have no plans to repatriate undistributed earning held in India back to the U.S. parent company, and therefore consider earnings in India to be permanently reinvested.

Selected Quarterly Financial Data (Unaudited)

The following table sets forth selected summarized unaudited quarterly financial information for the years ended December 31, 2019 and 2018. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. The following quarterly financial data should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Three Months Ended
	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
	(In thousands, except per share data)
Total revenue	$88,999	$75,879	$63,054	$60,583	$80,588	$65,735	$53,656	$48,941
Gross profit	$71,032	$58,949	$47,345	$45,714	$66,078	$51,721	$40,280	$36,171
Income (loss) from operations	$5,994	$1,335	$(10,079)	$(6,683)	$11,189	$4,783	$(1,352)	$(3,707)
Net income (loss)	$5,419	$3,668	$(9,197)	$(8,390)	$5,143	$1,808	$(979)	$(2,302)
Net income (loss) per share
Basic:	$0.06	$0.04	$(0.10)	$(0.10)	$0.06	$0.02	$(0.01)	$(0.03)
Diluted:	$0.06	$0.04	$(0.10)	$(0.10)	$0.06	$0.02	$(0.01)	$(0.03)
Weighted average shares outstanding
Basic:	89,403	89,143	88,767	88,295	87,171	86,825	86,246	85,719
Diluted:	91,022	90,808	88,767	88,295	90,235	90,355	86,246	85,719

Seasonality and Quarterly Trends

Our quarterly results reflect seasonality in the sale of our products and services. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance. Our quarterly total revenue increased sequentially within each calendar year presented; however, we experienced a decline sequentially from the fourth quarter of each year to the first quarter of the subsequent year due to increased customer purchasing activity in each fourth quarter as a result of customer budget and purchasing trends. We continue to experience growth in revenue when comparing similar periods year over year as a result of our ability to attract new customers and expand our product offerings within our existing customer base.

Our operating expenses have generally increased sequentially as a result of our growth and are primarily related to increases in personnel-related costs to support our expanded operations and our continued investment in and marketing of our platform infrastructure and service capabilities. Also, general and administrative expenses have increased as a result of an increase in professional services expense comprised of legal fees, accounting and consulting fees associated with the implementation of ASC 606, compliance with the Sarbanes-Oxley Act, issuance and sale of the Notes and capped call transactions and acquisition related costs. In 2019, we issued the Notes, which incur a significant amount of amortization of debt discount and issuance costs and will continue to going forward.

Quarterly Key Business Metrics

	Three Months Ended
	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Number of customers	1,469	1,341	1,278	1,219	1,173	1,090	1,031	984
Subscription revenue as a percentage of total revenue	45%	49%	53%	53%	37%	42%	45%	46%

Our number of customers increased as of December 31, 2019 to 1,469 from 984 as of March 31, 2018. Our growth in customer count was driven by increased demand of our products and market acceptance of our subscription services as well as an increased presence of our product offerings across all of our geographies. The growth in our sales of product and services was consistent with our plans to continue expanding our global presence, through our channel partner network which allows us to target new customers while continuing to support our existing customers.

Our quarterly subscription revenue increased in each period presented primarily due to increases in maintenance renewals as a result of our expanding licensed customer base. Subscription revenue as a percentage of total revenue experienced a decline sequentially in fourth quarter of each year due to composition of revenue mix between license and subscription as well as timing of sales volume. For additional information, see “Seasonality and Quarterly Trend” discussion above. Sales of subscriptions to our platform also continue to grow as a result of the expanding breadth and functionality of our platform, increasing brand awareness, and the success of our sales efforts with new and existing customers. We recognize revenue from subscription fees ratably over the term of the contract period; therefore, changes in our sales activity in a period may not be as apparent as a change to our revenue until future periods.

Liquidity and Capital Resources

As of December 31, 2019, we had approximately $443.8 million of cash and cash equivalents, $75.0 million of availability under the Credit Agreement (as defined below) and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit, issued primarily in connection with our corporate headquarters lease. See Item 2. “Properties” of this Annual Report for more information regarding our corporate headquarters lease. As of December 31, 2019, we had approximately $3.7 million of cash and cash equivalents held in our foreign subsidiaries.

We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Credit Agreement will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities and the introduction of new solutions and product enhancements. To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may borrow under our Credit Agreement or seek to raise additional funds through equity, equity-linked or debt financings. Any additional equity financing may be dilutive to our existing stockholders. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness, or use cash resources. Also, as of December 31, 2019 and 2018, we had no material commitments for capital expenditures. The Company acquired two companies during the fourth quarter of 2019 resulting in total purchase consideration of $37.4 million, including $5.0 million in indemnification obligations. For more information, see Note 5 “Business Combinations” and Note 6 “Goodwill and Intangible Assets” in our notes to our consolidated financial statements included in this Annual Report.

Since inception, we have financed operations primarily through license fees, maintenance fees, SaaS subscription fees, consulting and training fees, borrowings under our prior credit agreement and, to a lesser degree, the sale of equity securities. Our principal uses of cash are funding operations and capital expenditures. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in key initiatives to drive company growth.

Credit Agreement

On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”). In September 2019, the Company amended the Credit Agreement in connection with the issuance and sale of the Notes. Such amendment included a decrease in the commitments for revolving credit loans from an initial $150.0 million to $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances and is subject to certain financial covenants. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

The Credit Agreement is scheduled to mature in March 2024. We had no outstanding revolving credit loan balance as of December 31, 2019. We were in compliance with all applicable covenants as of December 31, 2019.

See Note 8 “Line of Credit and Long-Term Debt” in our notes to our consolidated financial statements included in this Annual Report for more information regarding terms and conditions of the Credit Agreement.

Convertible Senior Notes

In September 2019, we issued $400.0 million aggregate principal amount of 0.125% convertible senior notes (the “Notes”) due 2024 in a private offering (the “Offering”) to qualified institutional buyers. The net proceeds from the Offering were approximately $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. In connection with the issuance of the Notes and exercise in full of the initial purchasers’ option, the Company used approximately $37.1 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “Capped Call Transactions”).

See Note 9 “Convertible Senior Notes and Capped Call Transactions” in our notes to our consolidated financial statements included in this Annual Report for more information regarding terms and conditions of the Notes and Capped Call Transactions.

Summary of Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017 (1)
	(In thousands)
Net cash provided by operating activities	$50,091	$37,540	$21,856
Net cash used in investing activities	(38,906)	(10,856)	(2,521)
Net cash provided by (used in) financing activities	361,699	(65,575)	78,520
Net increase (decrease) in cash, cash equivalents and restricted cash	$372,884	$(38,891)	$97,855

(1)

The comparative information for 2017 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported in accordance with ASC 605. See Note 3 “Revenue Recognition” of our 2018 Annual Report for additional information related to our adoption of the revised revenue recognition standard (ASC 606).

Cash Flows from Operating Activities

During 2019, cash provided by operating activities was $50.1 million, which consisted of a net loss of $8.5 million, adjusted by non-cash charges of $41.9 million and a net increase of $16.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization expense of $15.0 million, amortization of debt discount and issuance costs of $4.7 million, amortization of contract acquisition costs of $10.1 million, bad debt expense of $0.2 million, stock-based compensation of $18.7 million, and a net change in operating leases of $0.5 million, partially offset by a reduction in deferred tax liabilities of $7.3 million. The increase in our net operating assets and liabilities was primarily as a result of an increase in deferred revenue of $37.3 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services and an increase in accrued expenses of $11.8 million due primarily to accrual of additional commissions and bonuses, partially offset by a decrease in accounts payable of $1.6 million due to timing of cash disbursements, a decrease in income taxes payable of $0.1 million, an increase in prepayments and other assets of $25.5 million and an increase in accounts receivable of $5.1 million due to the timing of receipts of payments from customers.

During 2018, cash provided by operating activities was $37.5 million, which consisted of net income of $3.7 million, adjusted by non-cash charges of $40.5 million and a net decrease of $6.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization expense of $10.7 million, amortization of debt issuance costs of $0.2 million, amortization of contract acquisition costs of $7.8 million, losses on modification and subsequent extinguishment of debt of $1.8 million, bad debt expense of $2.3 million, stock-based compensation of $19.0 million and partially offset by a reduction in deferred tax liabilities of $1.3 million. The decrease in our net operating assets and liabilities was primarily as a result of an increase in accounts receivable of $31.3 million due to the timing of receipts of payments from customers, an increase in prepayments and other assets of $17.4 million due to deferral of contract acquisition costs, and a decrease in accrued expenses and other liabilities of $0.9 million, partially offset by an increase in deferred revenue of $39.9 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, an increase in accounts payable of $2.4 million due to timing of cash disbursements and an increase in income taxes payable of $0.5 million.

Cash Flows used in Investing Activities

During 2019, cash used in investing activities was $38.9 million, consisting of $6.2 million in purchases of property and equipment, $0.4 million in acquisitions of intangibles and $32.4 million in cash paid for business acquisitions, net, partially offset by proceeds from sales of property and equipment.

During 2018, cash used in investing activities was $10.9 million, consisting of $8.4 million in purchases of property and equipment and $2.5 million in acquisitions of intangibles, partially offset by proceeds from sales of property and equipment.

Cash Flows from Financing Activities

During 2019, cash provided by financing activities was $361.7 million, consisting of $400.0 million of proceeds from issuance of the Notes, $5.6 million of proceeds from issuance of equity, primarily related to shares issues pursuant to our Employee Stock Purchase Plan and $3.1 million of the proceeds from exercise of stock options, partially offset by payments of debt issuance costs of $9.6 million associated with the Credit Agreement and issuance of the Notes, $37.1 million of purchases of capped calls associated with the issuance of the Notes and $0.4 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers.

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

Contractual Obligations

The following table summarizes our non-cancellable contractual obligations as of December 31, 2019:

	Payments Due by Period
		Less Than			More than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)
Convertible Senior Notes (1)	$400,000	$—	$—	$400,000	$—
Interest obligations for Convertible Senior Notes (1)	2,354	500	1,000	854	—
Operating lease obligations (2)	49,442	5,324	11,544	10,291	22,283
Contractual commitments, including hosting service agreements (3)	10,389	8,550	1,839	—	—
Total	$462,185	$14,374	$14,383	$411,145	$22,283

(1)

The principal balance of the Notes is reflected in the payment period in the table above based on the contractual maturity assuming no conversion. As of December 31, 2019, the Notes were not yet in the conversion period. For more information on the Notes, refer to Note 9 “Convertible Senior Notes and Capped Call Transactions” of our accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)

Consists of future non-cancelable minimum rental payments under operating leases for our offices, primarily our corporate headquarters in Austin, Texas. For more information on our operating leases, refer to Note 7 “Commitments and Contingencies” of our accompanying notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)

Our purchase orders represent authorizations to purchase rather than binding agreements and therefore not included in the table above. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

As of December 31, 2019, we had $2.3 million of tax liabilities related to its uncertain tax positions. The timing of these uncertain tax liabilities has not included this amount in the table above as we cannot reasonably estimate the period which this obligation may be incurred, if at all.

As of December 31, 2019, we had an outstanding letter of credit in the amount of $6.0 million, which is classified as restricted cash, primarily related to our corporate headquarters.

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

We believe that the accounting policies associated with revenue recognition, the collectability of accounts receivable, stock-based compensation expense, fair value of the liability and equity components of the Notes, income taxes and valuation of long-lived assets and goodwill are the most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” of our accompanying notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

Revenue consists of fees for perpetual and term licenses for our software products, post-contract customer support (referred to as maintenance), SaaS, professional services which includes training and other revenue. We derive license revenue through the sale of our on-premises software license agreements. We typically recognize license revenue upon delivering the applicable license. We derive subscription revenue through the sale of our maintenance and SaaS subscription offerings. We typically recognize subscription revenue ratably over the contract term. We derive services and other revenue primarily through the sales of professional services. We typically recognize services and other revenue over time as the services are performed.

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

The Company generally has standalone value for our professional services and recognize revenue as services are performed based on an estimated fair value as a separate performance obligation.

We allocate the transaction price to each performance obligation identified in the contract on a relative SSP and recognizes revenue when or as it satisfies a performance obligation by transferring control of a product or service to a customer.

We do not incur shipping and handling for our products as they are generally delivered to a customer electronically. We do not believe that the customer currently has any rights to return that would result in a material impact to revenues.

The revised standard related to revenue recognition, Accounting Standard Update (ASU) 2014-09, Revenue from Contracts with Customers (Accounting Standards Codification or ASC 606), had a material impact on our consolidated financial statements. See Note 3 “Revenue Recognition” of our 2018 Annual Report for additional information related to our adoption of ASC 606.

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

The Black-Scholes option-pricing model requires the input of four key assumptions. Our assumptions are as follows:

•

Expected volatility. As we have been a public company for a limited amount of time and have limited history for our common stock, the expected stock price volatility for our common stock is estimated by taking a blend comprised of the Company’s historical stock volatility and the average historical price volatility for industry peers over a period equivalent to the expected term of the stock option grants. We intend to continue to weigh the Company’s historical stock volatility more heavily as additional historical data becomes available and the weighting becomes 100% of our own common stock price volatility.

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

In addition to the assumptions used in the Black-Scholes option-pricing model, we also estimate a forfeiture rate to calculate the stock-based compensation for our equity awards. We will continue to refine our estimates in evaluating the expected volatility, expected terms and forfeiture rates used for our stock-based compensation calculations on a prospective basis, as additional historical data becomes available.

We analyze the facts and circumstances of each equity instrument to determine if modification accounting is required, for each period presented. This analysis includes a review of factors that influence the acceleration of vesting or stock price. If circumstances arise that have triggered a modification, the revised fair value is calculated, and additional stock-based compensation is recognized over the remaining service period of the modified option.

For stock awards, our board of directors determines the fair value of each share of underlying common stock based on the closing price of our common stock as reported on the date of grant.

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

ESPP purchase rights have an expected volatility that is consistent with our volatility estimates that are used to value our stock options. The expected term represents the period of time the ESPP purchase rights are expected to be outstanding and approximates the offering period.

Convertible Senior Notes and Capped Call Transactions

The Notes are accounted for in accordance with FASB ASC Subtopic 470‑20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470‑20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the Notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components was based on their relative values.

The Company may enter into additional capped call transactions, which are generally expected to reduce potential dilution to common stock upon any conversion of the Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. These capped call transactions are recorded as separate transactions and not part of the terms of the convertible senior notes. As the capped call transactions are considered indexed to our own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives and are recorded as a reduction to additional paid in capital.

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

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identified net assets acquired. Goodwill and intangible assets that have indefinite lives are not to be amortized, but rather tested for impairment annually, or more often if and when events or circumstances indicate that the carrying value may not be recoverable. For purposes of assessing potential impairment, we estimate the fair value of the reporting unit, based on our market capitalization, and compare this amount to the carrying value of the reporting unit. If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We have determined that we operate as one reporting unit and may first assess qualitative factors to determine whether the existence of events or circumstances indicate that an impairment test on goodwill is required.

Goodwill is tested on an annual basis as of October 31st, or sooner if an indicator of impairment occurs. The company internally monitors business and market conditions for evidence of triggering events. There were no triggering events for any of the asset types in 2019 or any material change in business trends indicating the need for impairment loss. As of October 31, 2019, the Company performed a qualitative analysis and concluded impairment for goodwill, including intangibles, was not required. There were no impairments of goodwill during the years ended December 31, 2019, 2018 and 2017.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets may include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Recent Accounting Pronouncements

For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, see Note 2 “Summary of Significant Accounting Policies” of our accompanying notes to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Interest Rate Risk

We had cash and cash equivalents of $450.1 million and $77.2 million as of December 31, 2019 and 2018, respectively. Included in our cash and cash equivalence balance is restricted cash of $6.3 million as of December 31, 2019, consistent with restricted cash as of December 31, 2018. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. As of December 31, 2019, we do not believe a hypothetical 10% relative change in interest rates would have a material impact on the value of our cash equivalents.

We did not have any investments in marketable securities as of December 31, 2019 or 2018.

In September 2019, we issued and sold $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 in a private offering to qualified institutional buyers. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount and debt issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risk related to operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British pound, Australian dollar, Singapore dollar, Israeli shekel and the Indian rupee. As of December 31, 2019 and 2018, our cash and cash equivalents included $3.7 million and $3.4 million, respectively, held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net on our consolidated statements of operations.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates because, although substantially all of our revenue is generated in U.S. dollars, our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Europe and Asia. Our results of operations and cash flows could therefore be adversely affected in the future due to changes in foreign exchange rates. We do not believe that a hypothetical 10% change in the relative value of the U.S. dollar to other currencies would have a material effect on our results of operations or cash flows, and to date, we have not engaged in any hedging strategies with respect to foreign currency transactions. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates, and we may choose to engage in the hedging of foreign currency transactions in the future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations in 2019, 2018 or 2017 because substantially all of our sales are denominated in U.S. dollars, which have not been subject to material currency inflation, and our operating expenses that are denominated in currencies other than U.S. dollars have not been subject to material currency inflation.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets as of December 31, 2019 and 2018	67
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017	68
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019, 2018 and 2017	69
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	70
Notes to Consolidated Financial Statements	71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SailPoint Technologies Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of SailPoint Technologies Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2020 expressed an unqualified opinion.

Change in accounting principles

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC 842 “Leases” using the modified retrospective transition method.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Identification of Performance Obligations and Allocation of the Transaction Price to Multiple Performance Obligations

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s revenues consist of fees for perpetual and term licenses for software products, post-contract customer support (referred to as maintenance), software as a service (“SaaS”) professional services which includes training, and other revenue. The company has contracts with customers that may have multiple performance obligations including some or all of the following: software licenses, maintenance, SaaS, and professional services. When multiple promised products and services are included within one contract, management applies judgment to determine whether promised products and services are capable of being distinct and distinct in the context of the contract. Additionally, the Company establishes the standalone selling price for each of its performance obligations to allocate transaction price in contracts including multiple performance obligations. If a standalone selling price is not directly observable, the Company estimates the standalone selling price, maximizing the use of observable inputs in making the estimate. Management applies judgment and considers many factors including past transactions, market conditions and internally approved pricing guidelines related to the performance obligations. We identified revenue recognition specifically related to management’s identification of distinct performance obligations and its allocation of transaction price based on the established standalone selling price as a critical audit matter.

The principal considerations for our determination that these aspects of revenue recognition are a critical audit matter are that given the volume of the Company’s contracts and that they may contain multiple products or services, together with the significant judgment involved in management identifying performance obligations and determining appropriate allocation of transaction price, auditing the related revenue required both extensive audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

Our audit procedures to evaluate the Company’s identification of performance obligations and allocation of total transaction price included the following, among others.

•

We obtained an understanding and evaluated the appropriateness of management’s process and methodology for identifying distinct performance obligations. This included evaluating management’s determination of whether or not to combine multiple products or services into a single distinct performance obligation.

•

We tested management’s process and methodology to establish standalone selling price. For each distinct performance obligation, we obtained management’s analysis to establish standalone selling price and performed the following procedures.

o	We evaluated the reasonableness of available data and factors used in management’s determination, including considering other sources of information that would be relevant to the analysis
o	We tested the completeness and accuracy of the source data used in management’s calculations.
•	We selected a sample of contracts and performed the following procedures.
o

We reperformed and evaluated management’s identification of the performance obligations within the contract with the customer, including whether management identified options to acquire additional goods or services that gave rise to a performance obligation.

o	We recalculated the appropriate allocation of transaction price based on the established standalone selling price for each distinct performance obligation.

Accounting for the Company’s Convertible Senior Notes and Capped Call Transactions

As described further in Note 9 to the consolidated financial statements, the Company issued and sold $400.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2024. The Company accounted for the $400.0 million by separating such into liability and equity components whose carrying values were calculated using a fair value estimate of similar debt instruments without a conversion feature. We identified the accounting for the Company’s Convertible Senior Notes and Capped Call Transactions as a critical audit matter.

The principle considerations for our determination that the Company’s Convertible Senior Notes and Capped Call Transactions are a critical audit matter are the technical accounting applied and the valuation methods utilized by management required complex and subjective auditor judgment in evaluating the Company’s accounting conclusions.

Our audit procedures related to the Convertible Senior Notes and Capped Call Transactions, included the following, among others.

•

We obtained an understanding and evaluated the appropriateness of management’s technical accounting conclusions of the Convertible Senior Notes and Capped Call Transactions in conformity with accounting principles generally accepted in the United States of America. Our evaluation included consultation with our national office.

•

We utilized valuation specialists to evaluate management’s estimate of the fair value of similar debt instruments that do not have an associated convertible feature and to perform an independent calculation for the amounts that were attributable to the carrying amount of the liability and equity components.

•

We tested the tax impact related to these transactions, including evaluating whether the transactions are considered integrated for tax purposes. We consulted with our national office regarding the treatment of these transactions under the Internal Revenue Code, and therefore, for the Company’s tax provision.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2010.

Denver, Colorado

February 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

SailPoint Technologies Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of SailPoint Technologies Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 24, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Denver, Colorado

February 24, 2020

Sailpoint technologies HoldingS, Inc. and subsidiaries
Consolidated Balance Sheets

	As of December 31,
	2019	2018
	(In thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$443,795	$70,964
Restricted cash	6,325	6,272
Accounts receivable	106,428	101,469
Prepayments and other current assets	27,870	21,850
Total current assets	584,418	200,555
Property and equipment, net	21,300	19,268
Right-of-use assets, net	31,104	—
Other non-current assets	30,554	20,374
Goodwill	241,051	219,377
Intangible assets, net	81,651	74,860
Total assets	$990,078	$534,434
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,224	$4,636
Accrued expenses and other liabilities	40,214	21,731
Income taxes payable	1,994	2,143
Deferred revenue	127,132	95,919
Total current liabilities	172,564	124,429
Deferred tax liability - non-current	8,900	4,142
Convertible senior notes, net	309,051	—
Long-term operating lease liabilities	38,035	9,788
Other long-term liabilities	2,500	—
Deferred revenue - non-current	24,901	18,382
Total liabilities	555,951	156,741
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 89,676 shares at December 31, 2019 and 87,512 shares at December 31, 2018	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding at December 31, 2019 and 2018	—	—
Additional paid in capital	442,407	377,473
(Accumulated deficit) retained earnings	(8,289)	211
Total stockholders' equity	434,127	377,693
Total liabilities and stockholders’ equity	$990,078	$534,434

See accompanying notes to consolidated financial statements.

Sailpoint technologies Holdings, Inc. and subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018	2017 (1)
	(In thousands, except per share data)
Revenue
Licenses	$102,800	$105,000	$79,209
Subscription	143,390	104,033	71,007
Services and other	42,325	39,887	35,840
Total revenue	288,515	248,920	186,056
Cost of revenue
Licenses	4,239	4,634	4,561
Subscription	26,877	20,734	16,406
Services and other	34,359	29,302	23,623
Total cost of revenue	65,475	54,670	44,590
Gross profit	223,040	194,250	141,466
Operating expenses
Research and development	56,120	43,154	33,331
General and administrative	39,816	34,781	17,678
Sales and marketing	136,537	105,402	80,514
Total operating expenses	232,473	183,337	131,523
Income (loss) from operations	(9,433)	10,913	9,943
Other expense, net:
Interest expense, net	(2,573)	(4,707)	(14,783)
Other, net	(1,082)	(1,446)	(459)
Total other expense, net	(3,655)	(6,153)	(15,242)
Income (loss) before income taxes	(13,088)	4,760	(5,299)
Income tax (expense) benefit	4,588	(1,090)	(2,293)
Net income (loss)	$(8,500)	$3,670	$(7,592)
Net income (loss) available to common stockholders	$(8,500)	$3,641	$(28,721)
Net income (loss) per share
Basic	$(0.10)	$0.04	$(0.55)
Diluted	$(0.10)	$0.04	$(0.55)
Weighted average shares outstanding
Basic	88,907	86,495	52,340
Diluted	88,907	90,003	52,340

(1)

The comparative information for 2017 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported in accordance with Account Standards Codification 605 (“ASC 605”). See Note 3 “Revenue Recognition” of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019 (the “2018 Annual Report”) for additional information related to our adoption of the revised revenue recognition standard (ASC 606).

See accompanying notes to consolidated financial statements.

Sailpoint technologies Holdings, Inc. and subsidiaries

Consolidated Statements of Redeemable Convertible Preferred Stock and

Stockholders’ Equity (Deficit)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional	Retained earnings	Stockholders'
	Number of shares	Amount	Number of shares	Par value	Number of shares	Amount	paid in capital	(accumulated deficit)	equity (deficit)
	(In thousands)		(In thousands)
Balance at December 31, 2016	224	$223,987	46,397	$5	—	$—	$3,739	$(17,628)	$(13,884)
Issuance of preferred and common stock, net	—	—	15,800	1	—	—	171,979	—	171,980
Conversion of preferred stock to common stock upon initial public offering	(224)	(173,429)	20,500	2	—	—	173,427	—	173,429
Repurchase of preferred and common stock	—	(171)	—	—	190	(487)	—	—	(487)
Exercise of stock options	—	—	161	—	—	—	359	—	359
Preferred dividend payment	—	(50,387)	—	—	—	—	—	—	—
Treasury stock activity	—	—	(113)	—	(190)	487	(487)	—	—
Stock-based compensation expense	—	—	—	—	—	—	4,514	—	4,514
Incentive units vested	—	—	2,203	—	—	—	78	—	78
Net loss	—	—	—	—	—	—	—	(7,592)	(7,592)
Balance at December 31, 2017	—	$—	84,948	$8	—	$—	$353,609	$(25,220)	$328,397
Cumulative effect adjustment from the adoption of ASC 606	—	—	—	—	—	—	—	21,761	21,761
Exercise of stock options	—	—	637	—	—	—	1,809	—	1,809
Restricted stock units vested, net of tax settlement	—	—	256	—	—	—	(348)	—	(348)
Stock-based compensation expense	—	—	—	—	—	—	18,975	—	18,975
Incentive units vested	—	—	1,503	1	—	—	77	—	78
Common stock issued under employee stock plan	—	—	168	—	—	—	3,351	—	3,351
Net income	—	—	—	—	—	—	—	3,670	3,670
Balance at December 31, 2018	—	$—	87,512	$9	—	$—	$377,473	$211	$377,693
Exercise of stock options	—	—	730	—	—	—	3,053	—	3,053
Restricted stock units vested, net of tax settlement	—	—	322	—	—	—	(351)	—	(351)
Stock-based compensation expense	—	—	—	—	—	—	18,714	—	18,714
Incentive units vested	—	—	724	—	—	—	37	—	37
Common stock issued under employee stock plan	—	—	388	—	—	—	5,649	—	5,649
Equity component of convertible senior notes, net of issuance costs	—	—	—	—	—	—	86,764	—	86,764
Purchase of capped calls	—	—	—	—	—	—	(37,080)	—	(37,080)
Deferred tax liability related to issuance of convertible senior notes and capped calls	—	—	—	—	—	—	(11,852)	—	(11,852)
Net loss	—	—	—	—	—	—	—	(8,500)	(8,500)
Balance at December 31, 2019	—	$—	89,676	$9	—	$—	$442,407	$(8,289)	$434,127

See accompanying notes to consolidated financial statements.

Sailpoint technologies HoldingS, Inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017 (1)
	(In thousands)
Operating activities
Net income (loss)	$(8,500)	$3,670	$(7,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	14,992	10,736	10,220
Amortization of debt discount and issuance costs	4,691	238	746
Amortization of contract acquisition costs	10,130	7,753	3,008
Loss on modification and extinguishment of debt	—	1,848	1,702
Gain on disposal of fixed assets	(4)	(20)	(20)
Bad debt expense	178	2,332	—
Stock-based compensation expense	18,714	18,975	4,514
Operating leases, net	477	—	—
Deferred taxes	(7,268)	(1,280)	69
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions
Accounts receivable	(5,072)	(31,249)	(24,116)
Prepayments and other current assets	(16,035)	(13,742)	(5,182)
Other non-current assets	(9,485)	(3,599)	(2,453)
Accounts payable	(1,630)	2,406	1,443
Accrued expenses and other liabilities	11,786	(882)	10,882
Income taxes	(149)	455	614
Deferred revenue	37,266	39,899	28,021
Net cash provided by operating activities	50,091	37,540	21,856
Investing activities
Purchase of property and equipment	(6,173)	(8,389)	(2,711)
Proceeds from sale of property and equipment	39	33	190
Purchase of intangibles	(379)	(2,500)	—
Business acquisitions, net of cash acquired	(32,393)	—	—
Net cash used in investing activities	(38,906)	(10,856)	(2,521)
Financing activities
Payment of debt issuance costs	(9,572)	—	(1,384)
Proceeds from issuance of convertible senior notes	400,000	—	—
Purchases of capped calls	(37,080)	—	—
Proceeds from term loan	—	—	50,000
Repayment of debt	—	(70,000)	(90,000)
Prepayment penalty and fees	—	(387)	(1,390)
Repurchase of equity shares	—	—	(658)
Dividend payments	—	—	(50,387)
Proceeds from issuance of equity	5,649	3,351	171,980
Taxes associated with net issuances of shares upon vesting of restricted stock units	(351)	(348)	—
Exercise of stock options	3,053	1,809	359
Net cash provided by (used in) financing activities	361,699	(65,575)	78,520
Net increase (decrease) in cash, cash equivalents and restricted cash	372,884	(38,891)	97,855
Cash, cash equivalents and restricted cash, beginning of period	77,236	116,127	18,272
Cash, cash equivalents and restricted cash, end of period	$450,120	$77,236	$116,127

Supplemental disclosure of cash flow information:
Cash paid for interest	$180	$2,780	$13,250
Cash paid for income taxes	$2,658	$1,631	$1,612
Tenant improvement allowance	$—	$9,787	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$173,429
Conversion of prepaid incentive units to common stock	$37	$78	$78

(1)

The comparative information for 2017 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported on an ASC 605 basis. See Note 3 “Revenue Recognition” of our 2018 Annual Report for additional information related to our adoption of the revised standard (ASC 606).

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of SailPoint Technologies Holdings, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company operates as one operating segment. The Company’s chief operating decision makers, who review financial information presented on a consolidated basis for purposes of making operating decisions, assess financial performance and allocate resources.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple performance obligation in revenue recognition, the collectability of accounts receivable, valuation and estimated useful lives of long-lived assets, fair value of the liability and equity components of the Notes (as defined below), stock-based compensation expense and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.

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

	As of December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents per balance sheet	$443,795	$70,964
Restricted cash per balance sheet	6,325	6,272
Cash, cash equivalents and restricted cash per cash flow	$450,120	$77,236

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

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. There was no concentration of credit risk for customers as of December 31, 2019 as no individual entity represented more than 10% of the balance in accounts receivable. As of December 31, 2018, approximately 11% of the Company’s accounts receivable was from one customer. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company despite the geographic concentrations related to the Company’s customers. No customer represented more than 10% of revenue in the years ended December 31, 2019, 2018 and 2017. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

The Company’s revenue by geographic region based on the customer’s location is presented in Note 16 “Geographic Information and Major Customers.”

Accounts Receivable and Allowance for Doubtful Accounts

The Company continuously assesses the collectability of outstanding customer invoices and in doing so, the Company assesses the need to maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, the Company considers factors such as: historical collection experience, a customer’s current creditworthiness, customer concentrations, age of outstanding balances, both individually and in the aggregate, and existing economic conditions. Actual customer collections could differ from the Company’s estimates. The Company determined that an allowance for doubtful accounts was not required for the periods presented. The bad debt expense recognized for the years ended December 31, 2019 and 2018 was $0.2 million and $2.3 million, respectively. The bad debt expense recognized for the year ended December 31, 2017 was not material.

Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the asset or the related lease term. Repairs and maintenance costs are expensed as incurred.

Property and equipment are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if an impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of the carrying value over the assets fair value. Assets to be disposed of are reported at the lower of carrying value or net realizable value. There were no impairments of property and equipment during the years ended December 31, 2019, 2018 and 2017.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of net tangible and identified net assets acquired. Goodwill and intangible assets that have indefinite lives are not amortized, but rather tested for impairment annually, or more often if and when events or circumstances indicate that the carrying value may not be recoverable. For purposes of assessing potential impairment, we estimate the fair value of the reporting unit, based on our market capitalization, and compare this amount to the carrying value of the reporting unit. If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We have determined that we operate as one reporting unit and may first assess qualitative factors to determine whether the existence of events or circumstances indicate impairment test on goodwill is required.

Goodwill is tested on an annual basis as of October 31st, or sooner if an indicator of impairment occurs. The company internally monitors business and market conditions for evidence of triggering events. There were no triggering events for any of the asset types in 2019. The Company performed qualitative analysis as of October 31, 2019 and concluded impairment for goodwill, including intangibles, was not required. There were no impairments of goodwill during the years ended December 31, 2019, 2018 and 2017.

Intangible Assets

Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company periodically reviews the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Periodically, the Company evaluates the recoverability of its long-lived assets including intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset, or related asset group, to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value. There were no impairments of intangible assets for the years ended December 31, 2019, 2018 and 2017.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets may include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Software Development Costs

Software development costs for products intended to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Technological feasibility is established when a product design and working model have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. To date, the establishment of technological feasibility of the Company’s products and general release of such software have substantially coincided. As a result, we have not capitalized any software development costs through December 31, 2019 and all such costs have been recorded as research and development expenses as incurred in the consolidated statements of operations.

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

Subscription Revenue

Our subscription revenue consists of (i) fees for ongoing maintenance and support of our licensed solutions and (ii) subscription fees for access to, and related support for, our SaaS offerings. We typically invoice subscription fees in advance in annual installments and recognize subscription revenue ratably over the term of the applicable agreement. Subscription revenue include arrangements for software maintenance and technical support for our products and subscription services. Maintenance contracts generally have a term of one year and SaaS contracts usually have a term of one to three years which is initially deferred and recognized ratably over the life of the contract. Maintenance services agreements consist of fees for providing software updates on a when and if available basis and for providing technical support for software products for a specified term. We believe that our when and if available software updates and technical support each have the same pattern of transfer to the customer and are substantially the same. Therefore, we consider these to be a single distinct performance obligation. Revenue allocated to maintenance services are recognized ratably over the contract term beginning on the delivery date of each offering. Expenses related to maintenance and subscription are recognized as incurred. Unearned maintenance and SaaS revenue are included in deferred revenue. The Company’s subscription services arrangements are generally non-cancelable and do not contain refund-type provisions. In instances that subscription services arrangements are deemed cancellable, which is rare, the Company will adjust the transaction price and period for revenue recognition accordingly to be reflective of the contract term in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”).

Services and Other Revenue

Services and other revenue consist primarily of fees from professional services provided to our customers and partners to configure and optimize the use of our solutions as well as training services related to the configuration and operation of our platform. The Company’s professional services contracts are either on a time-and-materials or consumption-based on a fixed fee or prepaid basis.

For services that are contracted for at a fixed price, progress is generally measured based on hours incurred as a percentage of the total estimated hours required for complete satisfaction of the related performance obligations. For services that are contracted on a time-and-materials or prepaid basis, progress is generally based on actual hours expended. These input methods (e.g. hours incurred or expended) are considered a faithful depiction of our efforts to satisfy services contracts as they represent the performance obligation consumed by the customer and performed by the entity and therefore reflect the transfer of services to a customer under such contracts.

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

The current portion of these capitalized costs are recorded in prepayments and other current assets and non-current portion is included in other non-current assets, in our consolidated balance sheets. Previously under ASC 605, the Company generally capitalized deferred contract costs associated with subscription revenues, which were subsequently amortized over the term of the subscription while deferred contract cost related to license revenues were previously recognized as incurred. We determined the period of benefit by taking into consideration our customer contracts, customer turnover rates, the life of our technology and other factors. In the adoption of ASC 606, the Company applied the practical expedient to expense costs as incurred if the expected amortization period is one year or less. Amortization of deferred contract acquisition costs is included in sales and marketing expenses in the accompanying consolidated statements of operations. There were no material impairments to deferred contract acquisition costs for all periods presented.

Contract Balances

Deferred revenue

We typically invoice our customers for subscription fees in advance on either an annual, two- or three-year basis, with payment due at the start of the subscription term. For subscription fees, which includes maintenance and SaaS, the timing of payments is typically upfront. Therefore, a contract liability or deferred revenue, is created because payment is made in advance of performance and these performance obligations are satisfied over time. Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Invoice amounts for non-cancelable services starting in future periods are included in contract assets and deferred revenue. The portion of deferred revenue that we anticipate will be recognized within twelve months is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue in the consolidated balance sheets.

Contract assets

Contract assets relate to the Company’s rights to consideration for performance obligations satisfied but not billed at the reporting date on contracts. Contract assets are transferred to accounts receivable when the rights become unconditional. Contract assets are included in prepayments and other current assets and other non-current assets in the consolidated balance sheets.

Revenue Recognition ASC 605

Our revenue recognition accounting policy for ASC 605 is shown below as amounts for the 2017 reporting period were presented under ASC 605.

Revenue consists of fees for perpetual licenses for the Company’s software products, post-contract customer support (referred to as maintenance), professional services, SaaS and other revenue.

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

Consulting and training service revenue that qualifies for separate accounting is recognized as the services are performed using the proportional performance method for fixed fee consulting contracts, or when the right to the service expires. The majority of the Company’s consulting contracts are billed on a time-and-materials basis.

Cost of Revenue

Cost of revenue for licenses consists of amortization expense for developed technology acquired and third-party royalties.

Cost of subscription revenue consists primarily of employee costs of our customer support organization (including salaries, benefits, bonuses and stock-based compensation), contractor costs to supplement our staff levels, third-party cloud-hosting costs, allocated overhead and amortization expense for developed technology acquired.

Cost of revenue for services and other revenue consists primarily of personnel-related costs of our services and training departments (including salaries, commissions, benefits, bonuses and stock-based compensation), contractor costs to supplement our staff levels and allocated overhead.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development expenses consist primarily of personnel-related costs for the design and development of our platform and technologies, contractor costs to supplement our staff levels, third-party web services, consulting services, allocated overhead and amortization expense for intangible assets acquired.

Advertising Expenses

The Company expenses advertising costs as incurred and are included in sales and marketing expense. Advertising expenses were approximately $11.3 million, $7.3 million and $6.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock-Based Compensation

The Company measures stock-based compensation expense for equity instruments granted to employees and board members based upon the estimated fair value of the award at the date of grant adjusted for estimated forfeitures. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model, which requires us to estimate the expected term, fair value of common stock, expected volatility, expected forfeitures, risk-free interest rate, and dividend yield.

The risk-free interest rate is based on the U.S. treasury yield curve for the term consistent with the life of the stock options as of the date of grant. The Company has elected to apply the “shortcut approach” in developing the estimate of expected term for “plain vanilla” stock options by using the mid-point between the vesting date and contractual termination date. The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

During 2019, the Company began to determine volatility by introducing the Company’s own historical volatility measurements once two years of historical data become available in the public market. The Company used a blend of the Company’s volatility and industry peers to arrive at a volatility consistent with the life of the options. The Company intends to increase the weighting factor of the Company’s own volatility going forward as additional time periods become available.

Prior to 2019, the Company determined the volatility for stock options granted based on the average historical price volatility for industry peers over a period equivalent to the expected term of the stock option grants. The Company did not utilize its own historic volatility because, prior to November 2017, there was no public market for the Company’s common stock, and current time in the public market was not sufficiently long enough to provide representative historical data.

Stock-based compensation expense resulting from this valuation is recognized in the consolidated statements of operations on a straight-line basis over the period during which an employee provides the requisite service in exchange for the award. The Company analyzes the facts and circumstances of each equity instrument to determine if modification accounting is required. When a modification is triggered, the revised fair value is calculated, and additional stock-based compensation is recognized over the remaining service period of the modified instrument.

The Company estimates potential forfeitures of stock grants and adjusts recorded stock-based compensation expense accordingly. Based on historical experiences, the Company uses the simplified approach in estimating no forfeitures. The estimate of forfeitures is based on historical experience and is adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from the prior estimates. Changes in estimated forfeitures will be recognized in the period of change and will impact the amount of stock-based compensation expense to be recognized in future periods.

Restricted stock units (“RSUs”) are generally subject to forfeiture if employment terminates prior to the vesting date. We expense the cost of the RSUs, which is determined to be the fair market value of the shares of common stock underlying the RSUs on the date of grant, ratably over the period during which the vesting restrictions lapse.

In November 2017, the Company’s board of directors adopted the Employee Stock Purchase Plan (the "ESPP"). The ESPP became effective November of 2017, after the date our registration statement was declared effective by the SEC. The first offering period opened July 1, 2018 and permitted eligible employees to purchase shares by authorizing payroll deductions from 1% to 15% of employee’s eligible compensation during the offering period, which is generally six-months, with an annual cap of $25,000 in fair market value, determined at the grant date. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares after the closing of the offering period at a price equal to 85% of the closing price of the shares at the opening or closing of the offering period, whichever is lower.

ESPP purchase rights have an expected volatility consistent with our volatility estimates that are used to value our stock options. The expected term represents the period of time the ESPP purchase rights are expected to be outstanding and approximates the offering period. Stock-based compensation expense associated with ESPP purchase rights is recognized on a straight-line basis over the offering period.

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

Convertible Senior Notes

Convertibles Senior Notes are accounted for in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability and equity components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the Notes, the allocation of issuance costs incurred between the liability and equity components were based on their relative values.

Leases

The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the assets’ economic benefits. The Company’s leases are primarily for office space. In accordance with the adoption of ASC 842 (defined below) effective January 1, 2019, at the inception or modification of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present and if so, the classification of the lease.

Right-of-use (“ROU”) assets and lease liabilities are recognized at the present value of future lease payments over the lease term. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. The implicit rates within our operating leases are generally not determinable and therefore we use the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. We determine our incremental borrowing rate for each lease using our estimated borrowing rate, adjusted for various factors including level of collateralization and term to align with the terms of the lease. ROU assets include any upfront lease payments made and exclude lease incentives. The Company leases its facilities under non-cancelable operating lease agreements. Additionally, these leases often require the Company to pay property taxes, insurance and maintenance costs, which are not recorded on the balance sheets and are generally expensed as incurred. Certain of these facility leases contain predetermined fixed escalations of the minimum rentals, and the Company recognizes expense for these leases on a straight-line basis over the full term of the lease arrangement. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The depreciable life of related leasehold improvements is based on the lease term.

We have lease agreements with lease and non-lease components which we account for as a single lease component. The Company’s non-lease components are primarily related to maintenance related costs, which are typically variable in nature and are expensed in the period incurred.

For periods prior to the adoption of ASC 842, we recorded rent expense on a straight-line basis over the term of the related lease. The difference between the straight-line rent expense and the payments made in accordance with the operating lease agreements were recognized as a deferred rent liability on the accompanying consolidated balance sheets.

Net Income (Loss) Per Share

Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders for the period, defined as net income (loss) minus the deemed dividends on redeemable convertible preferred stock and earnings allocated to participating securities, by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted earnings per share includes the dilutive effect of common stock equivalents and is calculated using the weighted-average number of common stock and the common stock equivalents outstanding during the reporting period. Diluted earnings per share for the year ended December 31, 2018 excludes certain common stock equivalents because their inclusion would be anti-dilutive. The Company experienced a loss in the years ended December 31, 2019 and 2017; hence all common stock equivalents were excluded due to their anti-dilutive effect. Our incentive stock units have the right to receive non-forfeitable dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income (loss) per share using the two-class method. Under the two-class method, basic and diluted net income (loss) per share is determined by calculating net income (loss) per share for common stock and participating securities based on the cash dividends paid and participation rights in undistributed earnings.

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

On January 1, 2019, we adopted ASC 842 using the modified retrospective transition method with certain practical expedients available for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements. SailPoint evaluated whether any cumulative adjustment is required to be recorded to retained earnings as a result of applying the provisions set forth under ASC 842 for any existing arrangements not yet completed as of January 1, 2019. Adoption of ASC 842 did not result in a cumulative adjustment to retained earnings as of January 1, 2019. In addition, it is important to note that under the modified retrospective transition method, our prior period results were not recast to reflect the new standard. We elected the package of practical expedients permitted under the transition guidance, which allowed us to waive reassessing the lease classification for any expired or existing leases, the initial direct costs for any existing leases and whether any expired or existing contracts contained leases. We have lease agreements with lease and non-lease components which we have elected to account for as a single lease component. We implemented internal controls and key system functionality to enable the preparation of financial information upon adoption.

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

The standard did not have a material impact on our consolidated statements of operations or statements of cash flows. Upon adoption of ASC 842, the opening impact on our consolidated balance sheets was not material, but it resulted in recording ROU assets and an increase in total lease liabilities of $3.5 million for operating leases for physical office space.

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for public entities for annual periods, including interim periods within those annual periods beginning after December 15, 2019 and earlier adoption is permitted. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2019 on a prospective basis. The Company does not anticipate this standard will have a material impact upon adoption of ASU 2018-15 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326).” This standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for public entities for annual periods, including interim periods within those annual periods beginning after December 15, 2019 and earlier adoption is permitted. The Company does not plan to early adopt, and therefore plans to adopt for the annual period beginning after December 15, 2019 on a modified retrospective basis. The Company does not anticipate this standard will have a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes.” The guidance removes exceptions to the general principles in Topic 740 for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. The guidance becomes effective for annual reporting periods beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted. Early adoption is permitted in the first period of the year this guidance is adopted. The Company plans to early adopt ASU 2019-12 for the annual period beginning after December 15, 2019. The Company is currently evaluating the impact of ASU 2019-12, although it does not anticipate this standard will have a material effect on the consolidated financial statements.

3. Revenue Recognition

Disaggregation of revenue

The Company’s revenue by geographic region based on the customer’s location is presented in Note 16 “Geographic Information and Major Customers.”

The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	Year Ended December 31, 2019			Year Ended December 31, 2018
	License	Subscription	Services and other	License	Subscription	Services and other
	(In thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$102,800	$—	$—	$105,000	$—	$—
Revenue recognized over time	—	143,390	42,325	—	104,033	39,887
Total revenue	$102,800	$143,390	$42,325	$105,000	$104,033	$39,887

Contract Balances

A summary of the activity impacting our contract balances during the years ended December 31, 2019 and 2018 is presented below:

	Contract Acquisition Costs
	Year Ended December 31,
	2019	2018
	(In thousands)
Beginning Balance	$28,043	$5,949
Adoption of ASC 606	—	16,199
Additional deferred contract acquisition costs	17,239	13,648
Amortization of deferred contract acquisition costs	(10,130)	(7,753)
Ending Balance	$35,152	$28,043

Deferred contract acquisition costs, current	10,905	8,392
Deferred contract acquisition costs, non-current	24,247	19,651
Deferred contract acquisition costs, total	$35,152	$28,043

There were no material impairments of deferred contract acquisition costs for the years ended December 31, 2019 and 2018.

	Deferred Revenue
	Year Ended December 31,
	2019	2018
	(In thousands)
Beginning Balance	$114,301	$83,125
Adoption of ASC 606	—	(8,722)
Increase, net	37,732	39,898
Ending Balance	$152,033	$114,301

Deferred revenue, current	127,132	95,919
Deferred revenue, non-current	24,901	18,382
Deferred revenue, total	$152,033	$114,301

Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. Revenue recognized during the 2019 and 2018 reporting periods that were previously deferred was $113.0 million and $75.0 million, respectively. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance and the customer billings.

Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at contract level, and typically result from sales contracts when revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. Contract assets are included in prepayments and other current assets and other non-current assets in the consolidated balance sheets. During the years ended December 31, 2019 and 2018, amounts reclassified from contract assets to accounts receivable were approximately $4.1 million and $6.3 million, respectively, and there were no material impairment losses recognized on contract assets.

Remaining performance obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. Remaining performance obligations represent contracted revenue that has not yet been recognized and include deferred revenues, invoices that have been issued to customers but have not been recognized as revenues and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2019, amounts allocated to these additional contractual obligations are $220.0 million, of which we expect to recognize $145.6 million as revenue over the next 12 months with the remaining amount thereafter.

4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis using the above input categories as of December 31, 2019. As of December 31, 2018, the Company did not have financial assets that are measured at fair value on a recurring basis.

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$364,127	—	—	$364,127
Total cash equivalents	$364,127	—	—	$364,127

The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of December 31, 2019 and 2018 and are excluded from the fair value table above.

See Note 9 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of our Notes (as defined below) as of December 31, 2019.

5. Business Combinations

2019 Acquisitions

Orkus

On October 15, 2019, the Company acquired 100% of the equity interest in Orkus, Inc. (“Orkus”), a Delaware corporation engaged in the development and license of software products to assist customers in monitoring and controlling access and authorization across hybrid cloud assets. Total consideration related to the acquisition was $16.5 million in cash, of which $2.0 million is to be paid upon the lapse of an indemnification period of 12 months and 24 months of the acquisition date. As of December 31, 2019, $1.0 million of holdback amount is reflected within accrued expenses and other liabilities and $1.0 million is included in other long-term liabilities in the consolidated balance sheet. Preliminary purchase price is subject to certain adjustments with respect to Orkus’ debt, cash and net working capital balances at the closing.

The following table summarizes the preliminary purchase price allocation as of the date of acquisition:

As of
October 15, 2019
(In thousands)
Cash and cash equivalents	$—
Prepayments and other current assets	34
Right-of-use assets	90
Goodwill	7,567
Intangible assets	9,830
Accounts payable	(21)
Accrued expenses and other liabilities	(133)
Deferred tax liability - non-current	(861)
Total fair value of assets acquired and liabilities assumed	$16,506

The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated Useful Life
	(In thousands)	(In years)
Developed technology	$9,830	5

Overwatch.ID

On October 15, 2019, the Company acquired 100% of the equity interest in Overwatch.ID, Inc. (“Overwatch.ID”), a Delaware corporation engaged in the development and license of software products focused on access controls security for cloud applications, cloud computing, hybrid IT environments, and on-premises infrastructure. The preliminary aggregate consideration related to the acquisition was $20.9 million in cash, of which $3.0 million is to be paid upon the lapse of an indemnification period of 12 months and 18 months of the acquisition date. As of December 31, 2019, $1.5 million of holdback amount is reflected within accrued expenses and other current liabilities and $1.5 million is included in other long-term liabilities in the consolidated balance sheet. Preliminary purchase price is subject to certain adjustments with respect to Overwatch.ID’s debt, cash and net working capital balances at the closing.

The following table summarizes the preliminary purchase price allocation as of the date of acquisition:

As of
October 15, 2019
(In thousands)
Cash and cash equivalents	$45
Accounts receivable	66
Prepayments and other current assets	103
Deferred tax asset - non-current	687
Right-of-use assets	175
Goodwill	14,107
Intangible assets	6,610
Accounts payable	(256)
Accrued expenses and other liabilities	(185)
Deferred revenue	(466)
Total fair value of assets acquired and liabilities assumed	$20,886

The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated Useful Life
	(In thousands)	(In years)
Developed technology	$6,610	5

Additional Acquisition Related Information

The operating results of the acquired companies are included in our consolidated statements of income from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our consolidated statement of operations. During the year ended December 31, 2019, acquisition related costs were $1.0 million, which include legal, accounting and consulting professional service fees. Acquisition related expenses have been included primarily in general and administrative expenses in the consolidated statement of operations.

These acquisitions have been accounted for as business combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the respective acquisition date. The purchase price allocations are provisional pending final valuations and purchase accounting adjustments, which were not final as of December 31, 2019. The Company will finalize the purchase price within the required one-year measurement period as of the dates of acquisition.

The fair value of developed technology was estimated using the replacement cost method (Level 3), which utilized assumptions for the cost to replace, such as the workforce, timing and resources required, as well as a theoretical developer’s profit margin and entrepreneurial incentive and opportunity cost. The Company believes that for each acquisition, the acquired companies will provide opportunities for growth through investing in additional products and capabilities, among other factors. This contributed to a purchase price in excess of the estimated fair value of each acquired company’s net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. Goodwill arising from these acquisitions are not deductible for tax purposes.

6. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The changes in the carrying amounts of goodwill for the year ended December 31, 2019 is due to the acquisitions of Orkus and Overwatch.ID. For additional information regarding the acquisitions, see Note 5 “Business Combinations.”

The following table reflects goodwill activity for the year ended December 31, 2019:

(In thousands)
Balance, December 31, 2018	$219,377
Goodwill acquired	21,674
Balance, December 31, 2019	$241,051

All goodwill balances are subject to annual goodwill impairment testing. As of October 31, 2019 and 2018, the Company performed a qualitative analysis and concluded that no impairment for goodwill, including intangibles, was required. A quantitative impairment analysis was conducted in the year ended December 31, 2017. There were no impairments of goodwill during the years ended December 31, 2019, 2018 and 2017.

Intangible Assets

Total cost and amortization of intangible assets comprised of the following:

		As of December 31,
	Weighted Average Useful Life	2019	2018
Intangible assets, net	(In years)	(In thousands)
Customer lists	15	$42,500	$42,500
Developed technology	8.9	58,440	42,000
Trade names and trademarks	17	24,500	24,500
Order backlog	1.5	—	1,100
Other	4.8	3,689	3,310
Total intangible assets		129,129	113,410
Less: Accumulated amortization		(47,478)	(38,550)
Total intangible assets, net		$81,651	$74,860

During the year ended December 31, 2019, the Company acquired businesses which involved the acquisition of developed technology. For more information, see Note 5 “Business Combinations.” During the year ended December 31, 2018, the Company purchased certain technology patents from an unrelated third party for approximately $2.5 million. These patents pertain to technology that the Company plans to use by incorporating into or expanding its current products and will be amortized on a straight-line basis over five years and is included in “Other” in the table above.

Amortization expense is included in the consolidated statements of operations for each of the years ended December 31, 2019, 2018 and 2017, respectively, as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of revenue - licenses	$4,032	$4,032	$4,032
Cost of revenue - subscription	1,076	384	384
Research and development	647	136	149
Sales and marketing	4,273	4,273	4,276
Total amortization of intangibles	$10,028	$8,825	$8,841

The total estimated future amortization expense of these intangible assets as of December 31, 2019 is as follows:

Year Ending December 31,	(In thousands)
2020	$12,682
2021	12,599
2022	12,262
2023	11,759
2024	9,424
Thereafter	22,925
Total amortization expense	$81,651

Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments for intangible assets during the years ended December 31, 2019, 2018 and 2017.

7. Commitments and Contingencies

Operating Leases

As of December 31, 2019, our leases, primarily relate to office leases, have remaining lease terms of less than one year to ten years. Certain leases include early termination and/or extension options; however, exercises of these options are at the Company’s sole discretion. As of December 31, 2019, the Company determined it is not reasonably certain it will exercise the options to extend its leases or terminate them early. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants and as of December 31, 2019, the Company is not subleasing to any third parties.

The rates implicit in the Company’s leases are not readily determinable. Therefore, in order to value the Company’s lease liabilities, the Company uses an incremental borrowing rate which reflects the fixed rate at which the Company could borrow a similar amount in the same currency, for the same term, and with similar collateral as in the lease at the commencement date. As of December 31, 2019, the Company measures its lease liabilities at the net present value of the remaining lease payments discounted at the weighted average discount rate of 4.14%. The Company's incremental borrowing rate is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located. The weighted average remaining term of the Company’s operating leases is 8.6 years.

Operating lease costs during the period presented were as follows:

Year Ended
December 31, 2019
(In thousands)
Lease cost
Operating lease cost	$4,720
Short-term lease cost	2,389
Total lease cost	$7,109

Facilities costs (including rent and utilities) are considered shared costs and are allocated to departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category. Total rent expense recognized prior to our adoption of ASC 842 was approximately $3.8 million and $2.9 million for the years ended December 31, 2018 and 2017, respectively.

Other supplemental cash flow information related to operating leases is as follows:

Year Ended
December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,685
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$32,015

As of December 31, 2019, we have no financing leases and we have non-cancelable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(In thousands)
2020	$5,324
2021	5,791
2022	5,753
2023	5,266
2024	5,025
Thereafter	22,283
Total minimum lease payments	$49,442
Less: interest	(7,456)
Total present value of operating lease liabilities	$41,986
Less: operating lease liabilities - current	(3,951)
Long-term operating lease liabilities	$38,035

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

8. Line of Credit and Long-Term Debt

Prior Credit Agreement

In August 2016, the Company entered into a senior secured credit facility with a financial institution (as amended, the “Prior Credit Agreement”). The Prior Credit Agreement consisted of a term loan facility of $160.0 million and a revolving loan facility of up to $7.5 million. The Prior Credit Agreement established first security for the financial institution over all assets of the Company and is subject to certain financial covenants. Borrowings under this agreement bear interest based on the adjusted LIBOR rate, as defined in the agreement with a 1.0% floor, plus an applicable margin of 7.0%. The maturity date on the term loan was scheduled for August 16, 2021 with principal payment due in full on maturity date, and interest payments due quarterly. The agreement also required prepayments in the case of certain events including, asset sales, proceeds from an initial public offering (“IPO”), proceeds from an insurance settlement or proceeds from a new debt agreement.

In 2017, the Company used a portion of its net proceeds from IPO to repay $90.0 million of borrowings outstanding under our term loan. The 2017 repayments were subject to a prepayment premium of 1.50%. For the year ended December 31, 2017, the Company incurred prepayment premiums of approximately $1.4 million and a $1.7 million loss on the modification and partial extinguishment of debt.

During 2018, the Company voluntarily prepaid the remaining $70.0 million outstanding under our term loan and terminated the credit facility. The 2018 repayments were subject to a prepayment premium of 0.50%. For the year ended December 31, 2018, the Company incurred prepayment premiums of approximately $0.4 million and a $1.8 million loss on the modification and extinguishment of debt. Both the prepayment premium and the loss on the modification and extinguishment of debt were recorded as interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017.

The Company incurred total debt issuance costs of $4.5 million in connection with the Prior Credit Agreement, of which $1.4 million relates to the modified agreement in 2017, which were to be amortized to interest expense over the life of the debt on a straight-line basis and approximates the effective interest rate method. Amortization of debt issuance costs for the Prior Credit Agreement for the years ended December 31, 2018 and 2017 were approximately $0.2 million and $0.7 million respectively and was recorded in interest expense in the accompanying consolidated statements of operations.

On October 5, 2017, in connection with our corporate headquarters lease, a standby letter of credit in the amount of $6.0 million was executed. On November 29, 2018, as a result of the prepayment of the term loan, the standby letter of credit was cancelled and replaced by the 2018 Letter of Credit on behalf of the Company by U.S. Bank National Association. The 2018 Letter of Credit is an irrevocable, cash collateralized, unconditional standby letter of credit in an aggregate amount of $6.0 million under the Company’s corporate headquarters lease. The cash used as collateral is included as restricted cash on the balance sheets as of December 31, 2019 and 2018.

Current Credit Agreement

On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”). The Credit Agreement is guaranteed by SailPoint Technologies Intermediate Holdings, LLC, a wholly owned subsidiary, and the Borrower’s material domestic subsidiaries (the “Guarantors” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets.

In September 2019, the Company amended the Credit Agreement in connection with the issuance and sale of the Notes (as defined below). Such amendment included a decrease in the commitments for revolving credit loans from $150.0 million to $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under certain circumstances and is subject to certain financial covenants. In addition, the Credit Agreement provides for the ability to incur uncommitted term loan facilities if, among other things, the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), calculated giving pro forma effect to the requested term loan facility, is no greater than 3.50 to 1.00. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions permitted under the Credit Agreement. The Credit Agreement also contains certain customary representations and warranties and affirmative and negative covenants. The agreement has established priority for the lenders party over all assets of the Company.

The interest rates applicable to revolving credit loans under the Credit Agreement are, at the borrower’s option, either (i) a base rate, which is equal to the greatest of (a) the Prime Rate (as defined in the Credit Agreement), (b) the Federal Funds Effective Rate (as defined in the Credit Agreement) plus 1/2 of 1%, and (c) the one-month Adjusted LIBO Rate (as defined in the Credit Agreement) plus 1%, in each case, plus an interest margin ranging from 0.25% to 0.75% based on the Senior Secured Net Leverage Ratio, or (ii) the Adjusted LIBO Rate plus an interest margin ranging from 1.25% to 1.75% based on the Senior Secured Net Leverage Ratio. The Adjusted LIBO Rate cannot be less than zero. The borrower will pay an unused commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.30% per annum based on the Senior Secured Net Leverage Ratio. The maturity date of the Credit Agreement is March 2024.

The Company had no outstanding revolving credit loan balance under the Credit Agreement as of December 31, 2019. The Company was in compliance with all applicable covenants as of December 31, 2019.

In 2019, the Company incurred total debt issuance costs of approximately $0.8 million in connection with the Credit Agreement, which is included in other non-current assets on the accompanying consolidated balance sheet as of December 31, 2019. These costs are being amortized to interest expense over the life of the Credit Agreement on a straight-line basis. Amortization of debt issuance costs during the year ended December 31, 2019 was approximately $0.1 million and was recorded in interest expense in the accompanying consolidated statement of operations.

9. Convertible Senior Notes and Capped Call Transactions

In September 2019, the Company issued and sold $400.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2024 (the “Notes”) in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the Offering were approximately $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. The Company used approximately $37.1 million of the net proceeds from the Offering to pay the cost of the Capped Call Transactions (as defined below).

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

The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company was in compliance with all applicable covenants as of December 31, 2019.

As of December 31, 2019, the conditions allowing holders of the Notes to convert have not been met, and therefore, the Notes were classified as long-term debt on our consolidated balance sheet.

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

As of December 31, 2019, the Notes have a remaining life of approximately 57 months.

The net carrying amount of the liability and equity components of the Notes as of December 31, 2019 was as follows:

As of
December 31, 2019
(In thousands)
Liability component
Principal	$400,000
Unamortized discount	(84,542)
Unamortized issuance costs	(6,407)
Net carrying amount	$309,051

Equity component, net of issuance costs	$86,764

The interest expense recognized related to the Notes for the year ended December 31, 2019 was as follows:

Year Ended
December 31, 2019
(In thousands)
Contractual interest expense	$133
Amortization of debt discount	4,199
Amortization of debt issuance costs	359
Total	$4,691

As of December 31, 2019, the total estimated fair value of the Notes was approximately $435.0 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered a Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market.

Capped Call Transactions

In September 2019, in connection with the pricing of the Notes and in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with the initial purchasers or their respective affiliates and another financial institution. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, approximately 14.1 million shares of common stock. The Capped Call Transactions are generally expected to reduce potential dilution to common stock upon any conversion of the Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial strike price of approximately $28.42 per share, which corresponds to the initial conversion price of the Notes and is subject to certain adjustments. The cap price of the Capped Call Transactions is initially $41.34 per share, which is subject to certain adjustments. For accounting purposes, the Capped Call Transactions are separate transactions and not part of the terms of the Notes. As the Capped Call Transactions are considered indexed to our own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of approximately $37.1 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid in capital.

10. Related Party Transactions

In 2016, the Company entered into agreements totaling approximately $626,000 with certain non-executive employees related to their personal tax liabilities. These agreements will be forgiven over a three-year period, beginning in 2016, if the employees remain employed by the Company through the applicable dates. During the year ended December 31, 2016, approximately $0.2 million were forgiven related to the agreement. All the remaining balances related to these agreements were forgiven in 2017. No amounts were forgiven during the year ended December 31, 2019 or 2018.

In September 2014, the Company entered into an advisory services agreement (the “Consulting Agreement”) with its controlling entity. The Consulting Agreement required quarterly payments from September 8, 2014 through December 31, 2018 for business consulting services provided by the controlling entity. Consulting fees from the Consulting Agreement totaled approximately $1.1 million in the year ended December 31, 2017 and are included in general and administrative expenses on the accompanying consolidated statement of operations. Upon completion of the Company’s initial public offering, the Consulting Agreement ceased, and the Company was no longer required to make future payments.

Throughout 2017 the Company engaged in ordinary sales transactions of approximately $858,000 and purchase transactions of approximately $942,000 with entities affiliated with its controlling entity. As of August 13, 2018, Thoma Bravo is no longer considered a controlling entity. Sales and purchase transactions were not considered material to the consolidated financial statements from January 1, 2018 through August 13, 2018.

The Company did not have any related party balances or incur any related party transactions as of and during the year ended December 31, 2019.

11. Stockholders’ Equity

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

Preferred Stock

The company is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue from up to an aggregate of 10,000,000 shares of preferred stock, in one or more series, each series to have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the board of directors. As of December 31, 2019, the Company does not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.

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

Dividends

Prior to November 2017, the holders of the Company’s redeemable convertible preferred stock were entitled to dividends when and if declared by the board of directors. Dividends were payable in preference and priority to any payment of any dividend on the Company’s common stock. Dividends on redeemable convertible preferred stock were cumulative and compounded daily at a rate of 9% per annum, equivalent to $90 per share of preferred stock. On June 27, 2017, the board of directors declared, and the Company paid, an aggregate cash dividend of approximately $50.4 million on the issued and outstanding shares of the Company’s preferred stock. The accumulated payment was made to eligible stockholders effective through December 15, 2016 and was primarily funded with the proceeds from the financing arrangement as noted in Note 8 “Line of Credit and Long-Term Debt.” Upon completing the initial public offering in November 2017, approximately 224,000 shares of redeemable convertible preferred shares, with cumulative undeclared and unpaid dividends of approximately $22.2 million, were converted to 20,500,400 shares of common stock.

Treasury Stock

During 2014, the Company entered into “Employee Purchase Agreements” with certain of its employees. Pursuant to the Employee Purchase Agreements, shares issued to the employee can be repurchased when the employee leaves the Company, subject to certain pricing parameters. Any shares purchased have been held in the Company’s treasury.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity (deficit). During the year ended December 31, 2017, the Company had repurchased approximately 190,000 shares, cumulatively, of its common stock for approximately $0.5 million, at an average cost of $2.56 per share, where all repurchased shares of treasury stock were retired. There was no treasury stock activity for the year ended December 31, 2019 or 2018.

12. Stock Option Plans and Stock-Based Compensation

2015 Stock Option Plans

In 2015, the Company adopted (i) the Amended and Restated 2015 Stock Option and Grant Plan and (ii) the 2015 Stock Incentive Plan (together the “2015 Stock Option Plans”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options (“NSOs”) for the right to purchase shares of common stock and grant restricted stock units. The 2015 Stock Option Plans reserve 5.0 million shares of common stock for issuance as ISOs, 0.5 million shares of restricted stock and 0.25 million shares for issuance under the 2015 Stock Incentive Plan. Under the 2015 Stock Option Plan, ISOs may not be granted at less than fair market value on the date of the grant and generally vest over a four-year period based on continued service. Options generally expire ten years after the grant date.

As of December 31, 2019, approximately 606,000 shares were available for issuance under the Amended and Restated 2015 Stock Option and Grant Plan. As of December 31, 2019, approximately 92,000 shares were available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

2017 Long Term Incentive Plan

In November 2017, the Company’s board of directors adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options, nonqualified stock options to purchase shares of common stock and restricted stock units. As of December 31, 2019, the Company had reserved 13.3 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan will be increased on each January 1 hereafter by 4.4 million shares of common stock. Options and RSUs granted under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan. As of December 31, 2019, 8.9 million shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

The fair value for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights during the years ended December 31, 2019, 2018 and 2017 was estimated at grant date using a Black Scholes option-pricing model with the following assumptions:

	Time-Based			Performance- Based
Stock Options	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2017
Expected dividend rate	0%	0%	0%	0%
Expected volatility	38.8% - 46.0%	40.0% - 46.0%	40.9% - 49.0%	40.9% - 49.0%
Risk-free interest rate	1.39% - 2.59%	2.63% - 2.97%	1.96% - 2.18%	1.96% - 2.18%
Expected term (in years)	6.25	6.25	6.25	5.50 - 6.29

ESPP
Expected dividend rate	0%	0%	NA	NA
Expected volatility	39.8% - 48.1%	40.0% - 46.0%	NA	NA
Risk-free interest rate	1.62% - 2.44%	2.00% - 2.56%	NA	NA
Expected term (in years)	0.42 - 0.5	0.50	NA	NA

Stock Options

The following table summarizes activity for time-based stock options during the years ended December 31, 2019, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(Years)	(In thousands)
Balances at December 31, 2016	1,622	$2.21	8.9	$1,547
Granted	1,592	$9.54
Conversion of performance to time based	592	$2.53
Exercised	(152)	$2.22
Forfeited	(154)	$2.21
Balances at December 31, 2017	3,500	$5.43	8.8	$31,784
Options vested and expected to vest at December 31, 2017	3,500	$5.43	8.8	$31,784
Options vested and exercisable at December 31, 2017	927	$2.28	7.9	$11,325
Balances at December 31, 2017	3,500	$5.43	8.8	$31,784
Granted	82	$23.17
Exercised	(637)	$2.84
Forfeited	(128)	$3.20
Balances at December 31, 2018	2,817	$6.64	8.0	$47,589
Options vested and expected to vest at December 31, 2018	2,817	$6.64	8.0	$47,589
Options vested and exercisable at December 31, 2018	1,095	$4.72	7.4	$20,558
Balances at December 31, 2018	2,817	$6.64	8.0	$47,589
Granted	1,068	$26.63
Exercised	(730)	$4.18
Forfeited	(369)	$16.31
Balances at December 31, 2019	2,786	$13.67	7.7	$31,489
Options vested and expected to vest at December 31, 2019	2,786	$13.67	7.7	$31,489
Options vested and exercisable at December 31, 2019	1,143	$6.17	6.4	$19,964

The following table summarizes the status of the Company’s non-vested time-based vesting stock options for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at December 31, 2016	1,217	$1.05
Granted	1,592	$4.13
Conversion of performance to time based	323	$11.95
Vested	(438)	$1.04
Forfeited	(111)	$1.07
Non-vested at December 31, 2017	2,583	$4.32
Granted	83	$10.35
Vested	(816)	$2.99
Forfeited	(122)	$2.32
Non-vested at December 31, 2018	1,728	$5.47
Granted	1,068	$11.36
Vested	(781)	$5.35
Forfeited	(370)	$7.60
Non-vested at December 31, 2019	1,645	$8.88

The Company expects all outstanding stock options at December 31, 2019 to fully vest. During the year ended December 31, 2019, approximately $0.5 million of vested stock options were forfeited related to the resignations of key executives. The weighted average grant date fair value per share for options granted during the years ended December 31, 2019, 2018 and 2017 was $11.36, $10.35 and $4.32, respectively. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was approximately $4.2 million, $2.4 million and $0.3 million, respectively.

The total unrecognized compensation expense related to non-vested time-based vesting stock options granted is $11.9 million and is expected to be recognized over a weighted average period of 2.5 years as of December 31, 2019. During the year ended December 31, 2019, approximately $1.9 million of unrecognized compensation expense related to non-vested stock options was forfeited related to the resignation of key executives.

The following table summarizes activity of performance vesting stock options for the year ended December 31, 2017. There was no activity of performance vesting stock options for the year ended December 31, 2019 or 2018 as all performance vesting options were modified to become service-based vesting stock options during the fourth quarter of 2017.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(Years)	(In thousands)
Balances at December 31, 2016	413	$2.19	8.9	$402
Granted	187	$3.27
Exercised	(8)	$2.38		$101
Conversion of shares	(592)	$2.53	8.5
Options vested and expected to vest at December 31, 2017	—	$—	—	$—
Options vested and exercisable at December 31, 2017	—	$—	—	$—

The performance vesting stock options are subject to performance requirements, determined prior to the grant date, based on the Company meeting certain annual earnings before interest, taxes, depreciation and amortization, (“EBITDA”) targets as set by the board of directors for the applicable years. During the year ended December 31, 2017, the board of directors waived the EBITDA criteria associated with the annual tranche of performance vesting stock options resulting in a modification. These modifications resulted in an immaterial amount of incremental stock-based compensation expense for the year ended December 31, 2017.

During the fourth quarter of 2017, all performance vesting options were modified to become time vesting stock options. No other terms of the options were modified. This modification resulted in an immaterial amount of incremental stock compensation expense for the year ended December 31, 2017. Additional stock compensation expense recognized in 2019 and 2018 as a result of this modification is included within the time-based stock options summary table disclosed above.

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

During the year ended December 31, 2017, the board of directors waived the EBITDA criteria and performance vesting criteria resulting in incremental stock-based compensation expense of $3.0 million. There were no material modifications during the year ended December 31, 2019 or 2018.

The company did not grant any additional incentive units during the year ended December 31, 2019 or 2018. During the years ended December 31, 2018 and 2017, 1.5 million and 1.8 million incentive units were vested with a weighted average grant date fair value of $0.05 per share, respectively. During 2019, all of the remaining 0.7 million incentive units were vested with a weighted average grant date fair value of $0.05 per share. Therefore, as of December 31, 2019, there is no further unrecognized compensation expense or intrinsic value related to non-vested incentive units. The total intrinsic value of units unvested as of December 31, 2018 and 2017 was $17.0 million and $32.5 million, respectively.

Restricted Stock Units

The following provides a summary of the RSU activity for the Company for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(Years)	(In thousands)
Balances at December 31, 2016	—	$—	—	$—
Granted	897	$12.18
Vested	—	$—
Forfeited	—	$—
Balances at December 31, 2017	897	$12.18	9.9	$186
Units expected to vest at December 31, 2017	897	$12.18	9.9	$186
Balances at December 31, 2017	897	$12.18	9.9	$186
Granted	577	$19.30
Vested	(271)	$12.61
Forfeited	(55)	$17.58
Balances at December 31, 2018	1,148	$15.40	1.8	$26,967
Units expected to vest at December 31, 2018	1,148	$15.40	1.8	$26,967
Balances at December 31, 2018	1,148	$15.40	1.8	$26,967
Granted	1,363	$27.22
Vested	(336)	$15.94
Forfeited	(294)	$20.47
Balances at December 31, 2019	1,881	$23.08	1.6	$44,386
Units expected to vest at December 31, 2019	1,881	$23.08	1.6	$44,386

The Company expects all outstanding RSUs to fully vest. During the year ended December 31, 2019, approximately $0.4 million of vested RSUs were forfeited related to the resignations of key executives. Additionally, during the year ended December 31, 2019, the board of directors approved accelerated vesting of RSUs for an exiting board member that resulted in a modification and an immaterial decrease in stock-based compensation expense.

The total unrecognized compensation expense related to RSUs was $35.3 million as of December 31, 2019 and is expected to be recognized over a weighted average period of 2.8 years. During the year ended December 31, 2019, approximately $2.2 million of unrecognized compensation expense related to non-vested RSUs was forfeited related to the resignations of key executives.

Employee Stock Purchase Plan

The Company initially reserved 1.8 million shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP will increase each January 1 beginning in 2019 by 0.9 million shares of common stock. The ESPP will continue in effect unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time. As of December 31, 2019, approximately 2.1 million shares were available for issuance under the ESPP Plan.

During the years ended December 31, 2019 and 2018, approximately 0.4 million and 0.2 million shares of common stock have been purchased or distributed pursuant to the ESPP.

A summary of the Company’s stock-based compensation expense, which includes stock options, incentive units, RSUs and the ESPP is presented below:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Stock options	$4,958	$3,943	$1,011
Incentive units	351	8,582	3,185
RSUs	11,213	5,352	318
ESPP	2,192	1,098	—
Total stock-based compensation expense	$18,714	$18,975	$4,514

A summary of the Company’s stock-based compensation expense as recognized on the consolidated statements of operations is presented below:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cost of revenue - subscription	$1,142	$945	$133
Cost of revenue - services and other	1,379	1,504	458
Research and development	3,517	3,026	658
General and administrative	5,990	7,798	2,062
Sales and marketing	6,686	5,702	1,203
Total stock-based compensation expense	$18,714	$18,975	$4,514

13. Balance Sheet Related Items

Property and Equipment, Net

The cost and accumulated depreciation of property and equipment are as follows:

	As of December 31,
	2019	2018
	(In thousands)
Computer equipment	$10,453	$6,968
Buildout in progress	—	15,295
Furniture and fixtures	4,218	138
Leasehold improvements	13,807	726
Other	1,337	354
Total property and equipment	29,815	23,481
Less: accumulated depreciation	(8,515)	(4,213)
Total property and equipment, net	$21,300	$19,268

Depreciation expense was $5.0 million, $1.9 million and $1.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. There were no impairments of our property and equipment for the years ended December 31, 2019, 2018 and 2017. During the year ended December 31, 2019, we completed the build out of our Company’s corporate headquarters resulting in material additions primarily to furniture and fixtures and leasehold improvements.

Prepayments and Other Current Assets and Other Non-Current Assets

Prepayments and other current assets and other non-current assets include the balance of prepaid expenses, deferred contract acquisition costs, contract assets and other assets. The current portion of these assets is included in prepayments and other current assets and the non-current portion is included in other non-current assets, both of which are contained within the accompanying consolidated balance sheets. Certain balance sheet items as of December 31, 2018 were revised to be comparable with current period.

Prepayments and other current assets consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
Deferred contract acquisition costs, current	$10,905	$8,392
Prepaid expenses	11,874	9,437
Contract assets	2,955	2,464
Other	2,136	1,557
Total prepayments and other current assets	$27,870	$21,850

Other non-current assets consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
Deferred contract acquisition costs, non-current	$24,247	$19,651
Prepaid expenses	350	276
Contract assets	4,996	84
Other	961	363
Total other non-current assets	$30,554	$20,374

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following:

	As of December 31,
	2019	2018
	(In thousands)
Commissions	$9,611	$7,731
Bonus	12,273	4,829
Operating lease liabilities - current	3,951	—
Payroll and related benefits	3,421	2,209
Indemnification holdbacks	2,500	—
Sales and other taxes	1,538	2,798
Other	6,920	4,164
Total accrued expenses and other liabilities	$40,214	$21,731

14. Income Taxes

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (“TCJA”) was enacted in December 2017. The TCJA significantly changes U.S. tax law by, among other things, lowering U.S. corporate income tax rates. The TCJA reduces the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

GILTI Tax

While the Tax Act provides for a modified territorial tax system, beginning in 2018, global intangible low-taxed income (“GILTI”) provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. For the year ended December 31, 2019 and 2018, the Company determined it was in an aggregated net loss position with respect to its controlled foreign corporations. Thus, there is no GILTI tax liability as of December 31, 2019 or 2018.

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

The following table presents consolidated income (loss) before income taxes as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Domestic	$(11,289)	$6,951	$(2,780)
Foreign	(1,799)	(2,191)	(2,519)
Total income (loss) before income taxes	$(13,088)	$4,760	$(5,299)

The provision (benefit) for income taxes consisted of:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current
Federal	$—	$—	$293
State	845	630	189
Foreign	1,820	1,740	1,997
Total current	2,665	2,370	2,479
Deferred
Federal	(5,731)	(699)	(293)
State	(1,354)	(581)	202
Foreign	(168)	—	(95)
Total deferred	(7,253)	(1,280)	(186)
Provision (benefit) for income taxes	$(4,588)	$1,090	$2,293

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows:

	As of December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Research and development and other credits	$6,848	$4,461
Net operating loss carryforward	9,609	8,147
Deferred revenue	7,853	4,747
Stock compensation	2,826	1,046
Leases	2,300	—
Accrued expenses	2,605	1,182
Depreciable and amortizable assets	—	54
Other	528	95
Total deferred tax assets	32,569	19,732
Deferred tax liabilities:
Depreciable and amortizable assets	(2,973)	—
Prepaid expenses	(7,382)	(5,889)
Convertible senior notes	(9,975)	—
Intangibles	(16,687)	(15,280)
Total deferred tax liability, net	(4,448)	(1,437)
Less valuation allowance for deferred tax assets	(4,452)	(2,705)
Net deferred tax liability	$(8,900)	$(4,142)

As of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards of approximately $24.2 million and $23.2 million, respectively, and research and development credits of approximately $7.7 million and $5.3 million, respectively, which will begin to expire beginning in 2034 and 2025, respectively, if not utilized prior to that time. While the TCJA changed the net operating loss carryforward from 20 years to indefinitely, the Company has pre-TCJA net operating losses that are subject to the 20-year limitation. Utilization of the net operating loss and research and development credit carryforwards is subject to an annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. However, management has determined via a formal analysis that the annual limitation will not result in the expiration of net operating loss and research credit carryforwards prior to utilization.

As of December 31, 2019 and 2018, the Company’s gross deferred tax assets exceeded the Company’s reversing taxable temporary differences in Israel. Given the Company’s lack of earnings history in Israel, management determined it was not more likely than not that the benefit of the Company’s gross deferred tax assets that exceeded its reversing taxable temporary differences would be realized. Thus, a valuation allowance totaling $4.5 million and $2.7 million was recorded as of December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the Company’s U.S. reversing taxable temporary differences exceeded the Company’s U.S. gross deferred tax assets. As a result, management determined at December 31, 2019 and 2018, that it was more likely than not that the benefit of the Company’s U.S. gross deferred tax assets would be realized. Thus, no valuation allowance was recorded as of December 31, 2019 or 2018 against the Company’s U.S. gross deferred tax assets.

The following table reconciles the Company’s effective tax rate to the federal statutory tax rate:

	Year Ended December 31,
	2019	2018	2017
U.S. federal taxes at statutory rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	3.6	9.6	(4.0)
Foreign tax rate differentials	(7.6)	16.7	(9.1)
Research and development credit	18.7	(26.2)	17.8
Foreign tax credit	—	—	18.3
Amended federal return due to law change	—	(18.8)	—
Stock options	16.9	(0.1)	(23.6)
Permanent differences and other	(5.2)	3.8	(14.4)
Change in state rate	—	—	(1.9)
Change in valuation allowance due to operations	(11.3)	21.1	(58.4)
Other	(1.0)	(4.2)	(2.0)
Total	35.1%	22.9%	(43.3)%

The reconciliation of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Beginning Balance	$2,287	$1,863	$883
Additions (reductions) based on tax positions related to prior year	(204)	(263)	507
Additions based on tax positions related to current year	224	687	473
Ending Balance	$2,307	$2,287	$1,863

Included in the balance of unrecognized tax benefits as of December 31, 2019, 2018 and 2017 is $2.3 million, $2.3 million and $1.9 million, respectively, of tax benefits that, if recognized, would affect the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2019, 2018 and 2017 the Company did not record any material interest or penalties.

The Company files income tax returns in the U.S. federal, states, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2016 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2015. The Company is not currently under audit for federal or state jurisdiction. The Company has an on-going audit related to Israel. Based on the progress of the audit, the Company feels its current uncertain tax liability with respect to its tax positions in Israel sufficiently covers potential assessments.

15. Net Income (Loss) Per Share Attributable to Common Stockholders

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

The following table sets forth the calculation of basic and diluted net income (loss) per share during the periods presented:

	Year Ended December 31,
	2019	2018	2017 (1)
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(8,500)	$3,670	$(7,592)
Deemed dividends to preferred stockholders	—	—	(21,129)
Earnings allocated to participating securities	—	(29)	—
Net income (loss) available to common stockholders	$(8,500)	$3,641	$(28,721)

Denominator
Weighted average shares outstanding
Basic	88,907	86,495	52,340
Diluted	88,907	90,003	52,340
Net income (loss) attributable to common stockholders per share
Basic	$(0.10)	$0.04	$(0.55)
Diluted	$(0.10)	$0.04	$(0.55)

(1)

The comparative information for 2017 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported on an ASC 605 basis. See Note 3 “Revenue Recognition” of our 2018 Annual Report for additional information related to our adoption of the revised revenue recognition standard (ASC 606).

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Stock options to purchase common stock	3,037	36	2,402
Non-vested incentive units	—	—	2,915
RSUs issued and outstanding	1,899	13	105
ESPP	15	—	—
Total	4,951	49	5,422

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

16. Geographic Information and Major Customers

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

	Year Ended December 31,
	2019	2018	2017 (1)
	(In thousands)
United States	$204,500	$171,497	$134,676
EMEA (2)	54,315	49,871	33,097
Rest of the World (2)	29,700	27,552	18,283
Total revenue	$288,515	$248,920	$186,056

(1)

The comparative information for 2017 has not been adjusted to reflect the adoption of the revised revenue recognition standard and is reported in accordance with ASC 605. See Note 3 “Revenue Recognition” of our 2018 Annual Report for additional information related to our adoption of the revised revenue recognition standard (ASC 606).

(2)	No single country represented more than 10% of our consolidated revenue.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding disclosure. Our CEO and CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In connection with the preparation of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Grant Thornton LLP, an independent registered public accounting firm, issued an attestation report on our internal control over financial reporting. This report is included within Item 8 of Part II of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

We completed the implementation and testing of significant changes to our internal control over financial reporting during the quarter and year ended December 31, 2019 to strengthen and improve our overall internal control structure. The changes to our internal control over financial reporting include the following:

•	Completing a robust review of internal controls to strengthen documentation, validate processes, and communicate accountability for performance of internal control related responsibilities.
•

Enhancing the breadth and depth of the review of revenue transactions and underlying transactional support to ensure that the sufficient level of precision and documentation exists when determining revenue recognition.

•

Adopting and implementing Accounting Standard Codification 842, Leases, (“ASC 842”) and simultaneously enhancing disclosure controls, procedures and internal controls over financial reporting by strengthening the level of precision of documentation.

•

Designing and implementing internal controls over the accounting, documentation and reporting for certain complex, non-routine transactions, such as the issuance of our convertible senior notes, business combinations and equity compensation.

•	Hiring and developing additional finance and accounting personnel with the requisite experience and skills to maintain and improve our processes, procedures and internal control environment.

We believe that we have designed, implemented and evaluated the processes, procedures and controls necessary to conclude that the material weaknesses identified in our Annual Report on Form 10-K filed for the year ended December 31, 2018 have been remediated.

Except as noted in the preceding paragraphs, there were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during our quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information called for by this item will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10‑K:

1. Financial Statements

Report of Grant Thornton, Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets as of December 31, 2019 and 2018	67
Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017	68
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2019, 2018 and 2017	69
Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	70
Notes to Consolidated Financial Statements	71

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

4.3

Form of 0.125% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38297), filed with the Securities and Exchange Commission on September 25, 2019).

4.4*	Description of Securities of the Company.

10.1

Lease, dated October 2, 2017, by and between BDN Four Points Land LP and SailPoint Technologies, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on October 20, 2017).

10.2+

Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on October 20, 2017).

10.3+

SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-221679), filed with the Securities and Exchange Commission on May 21, 2018).

10.4+

Form of Notice of Grant of Stock Option under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

Exhibit Number	Description

10.5+

Form of Stock Option Agreement under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

10.6+

Form of Notice of Stock Option Exercise under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

10.7+

Form of Notice of Grant of Restricted Stock Units under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

10.8+

Form of Restricted Stock Unit Agreement under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

10.9+

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

10.10+

Amendment No. 1 to Amended and Restated Senior Management and Restricted Stock Agreement, dated as of April 2, 2019, by and among the Company, SailPoint Technologies, Inc. and Mark McClain (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-38297)).

10.11+

Offer Letter, dated February 21, 2011, by and between SailPoint Technologies, Inc. and Cam McMartin (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38297)).

10.12+

Offer Letter, dated July 2, 2015, by and between SailPoint Technologies, Inc. and Juliette Rizkallah (incorporated by reference to Exhibit 10.15 the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

10.13+

Offer Letter, dated November 19, 2018, by and between SailPoint Technologies, Inc. and Andrew Kahl (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

10.14+

Form of Amended and Restated Restricted Stock Agreement by and among SailPoint Technologies Holdings, Inc. and [Purchaser] (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-38297)).

10.15+

Form of Early Exercise Incentive Stock Option Agreement under the SailPoint Technologies, Holdings, Inc. Amended and Restated 2015 Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

10.16+

Sales Incentive Plan (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

10.17+

SailPoint Technologies Holdings, Inc. Amended and Restated 2015 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

Exhibit Number	Description

10.18+

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

10.26+

Form of Notice of Grant of Restricted Share Units under the SailPoint Technologies Holdings, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

10.27+

Form of Restricted Share Unit Agreement under the SailPoint Technologies Holdings, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

10.28+

Form of SailPoint Technologies Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on May 21, 2018).

10.29+

Form of Employee Co-Invest Stock Purchase Agreement (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

Exhibit Number	Description

10.30+

Form of Director Purchase Agreement (incorporated by reference to Exhibit 10.34 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File No. 333-221036), filed with the Securities and Exchange Commission on November 6, 2017).

10.31+

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

10.33+	Summary of Non-Employee Director Compensation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-38297)).

10.34+

SailPoint Technologies Holdings, Inc. Severance Pay Plan, dated November 6, 2018 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

10.35

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

10.36

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

10.37

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

10.38

Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38297), filed with the Securities and Exchange Commission on September 25, 2019).

10.39+

Separation Agreement, dated April 19, 2019, by and between SailPoint Technologies, Inc. and Howard Greenfield (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-38297)).

10.40+

Offer Letter, dated May 3, 2019, by and between SailPoint Technologies, Inc. and Jason Ream (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-38297)).

10.41+

Offer Letter, dated August 19, 2019, by and between SailPoint Technologies, Inc. and Matt Mills (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (File No. 001-38297)).

10.42+*	Separation Agreement, dated November 27, 2019, by and between SailPoint Technologies, Inc. and Cam McMartin.

Exhibit Number	Description
21.1*	List of subsidiaries of the Company.

23.1*	Consent of Grant Thornton LLP, independent registered public accounting firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*	Filed herewith.
**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).
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

SailPoint Technologies Holdings, Inc.,

Date: February 24, 2020	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director

Date: February 24, 2020	By:	/s/ Jason Ream
Jason Ream
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark McClain	Chief Executive Officer and Director	February 24, 2020
Mark McClain	(Principal Executive Officer)

/s/ Jason Ream	Chief Financial Officer	February 24, 2020
Jason Ream	(Principal Financial Officer)

/s/ Eric Domagalski	Chief Accounting Officer	February 24, 2020
Eric Domagalski	(Principal Accounting Officer)

/s/ William Gregory Bock	Director	February 24, 2020
William Gregory Bock

/s/ Cam McMartin	Director	February 24, 2020
Cam McMartin

/s/ Heidi Melin	Director	February 24, 2020
Heidi Melin

/s/ James Michael Pflaging	Director	February 24, 2020
James Michael Pflaging

/s/ Michael J. Sullivan	Director	February 24, 2020
Michael J. Sullivan

/s/ Tracey E. Newell	Director	February 24, 2020
Tracey E. Newell