Form 10-Q
period 2020-03-31
Sailpoint Technologies Holdings, Inc.
filed 2020-05-07
CIK 1627857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The registrant had 90,185,976 shares of common stock outstanding as of April 30, 2020.

SailPoint Technologies Holdings, Inc.

PART I

ITEM 1. Financial Statements (Unaudited)

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated Balance sheets

	As of
	March 31, 2020	December 31, 2019
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$461,191	$443,795
Restricted cash	6,321	6,325
Accounts receivable, net of allowance	74,658	106,428
Prepayments and other current assets	26,246	27,870
Total current assets	568,416	584,418
Property and equipment, net	19,998	21,300
Right-of-use assets, net	30,224	31,104
Other non-current assets, net of allowance	30,371	30,554
Goodwill	241,121	241,051
Intangible assets, net	78,404	81,651
Total assets	$968,534	$990,078
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,508	$3,224
Accrued expenses and other liabilities	25,629	40,214
Income taxes payable	1,120	1,994
Deferred revenue	120,782	127,132
Total current liabilities	150,039	172,564
Deferred tax liability - non-current	8,787	8,900
Convertible senior notes, net	313,377	309,051
Long-term operating lease liabilities	36,929	38,035
Other long-term liabilities	2,500	2,500
Deferred revenue - non-current	24,198	24,901
Total liabilities	535,830	555,951
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 90,169 shares as of March 31, 2020 and 89,676 shares as of December 31, 2019	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Additional paid in capital	449,760	442,407
Accumulated deficit	(17,065)	(8,289)
Total stockholders' equity	432,704	434,127
Total liabilities and stockholders’ equity	$968,534	$990,078

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands, except per share data)
	(Unaudited)
Revenue
Licenses	$21,004	$18,669
Subscription	43,881	31,835
Services and other	10,557	10,079
Total revenue	75,442	60,583
Cost of revenue
Licenses	1,080	1,059
Subscription	8,476	5,813
Services and other	9,006	7,997
Total cost of revenue	18,562	14,869
Gross profit	56,880	45,714
Operating expenses
Research and development	15,808	12,772
General and administrative	9,514	9,137
Sales and marketing	36,860	30,488
Total operating expenses	62,182	52,397
Loss from operations	(5,302)	(6,683)
Other expense, net:
Interest income	1,272	46
Interest expense	(4,532)	(35)
Other, net	(324)	(417)
Total other expense, net	(3,584)	(406)
Loss before income taxes	(8,886)	(7,089)
Income tax (expense) benefit	469	(1,301)
Net loss	$(8,417)	$(8,390)
Net loss available to common stockholders	$(8,417)	$(8,390)
Net loss per share
Basic	$(0.09)	$(0.10)
Diluted	$(0.09)	$(0.10)
Weighted average shares outstanding
Basic	89,862	88,295
Diluted	89,862	88,295

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2020
	Common Stock		Additional
	Number of shares	Par value	paid in capital	Accumulated deficit	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at December 31, 2019	89,676	$9	$442,407	$(8,289)	$434,127
Cumulative effect adjustment from the adoption of ASC 326, net of tax	—	—	—	(359)	(359)
Exercise of stock options	228	—	1,317	—	1,317
Restricted stock units vested, net of tax settlement	265	—	(155)	—	(155)
Stock-based compensation expense	—	—	6,191	—	6,191
Net loss	—	—	—	(8,417)	(8,417)
Balance at March 31, 2020	90,169	$9	$449,760	$(17,065)	$432,704

	For the Three Months Ended March 31, 2019
	Common Stock		Additional	Retained earnings
	Number of shares	Par value	paid in capital	(accumulated deficit)	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at December 31, 2018	87,512	$9	$377,473	$211	$377,693
Exercise of stock options	271	—	1,172	—	1,172
Restricted stock units vested, net of tax settlement	91	—	—	—	—
Stock-based compensation expense	—	—	4,639	—	4,639
Vested incentive units converted to common stock	724	—	37	—	37
Net loss	—	—	—	(8,390)	(8,390)
Balance at March 31, 2019	88,598	$9	$383,321	$(8,179)	$375,151

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(8,417)	$(8,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	4,586	3,303
Amortization of debt discount and issuance costs	4,367	10
Amortization of contract acquisition costs	3,004	2,166
Loss (gain) on disposal of fixed assets	124	(3)
Credit loss expense	127	—
Stock-based compensation expense	6,191	4,639
Operating leases, net	(71)	251
Deferred taxes	(113)	—
Net changes in operating assets and liabilities
Accounts receivable	31,284	30,313
Prepayments and other current assets	(1,380)	(3,007)
Other non-current assets	142	(1,296)
Accounts payable	(716)	(1,241)
Accrued expenses and other liabilities	(14,742)	(6,482)
Income taxes	(874)	1,120
Deferred revenue	(7,053)	(4,155)
Net cash provided by operating activities	16,459	17,228
Investing activities
Purchase of property and equipment	(239)	(2,306)
Proceeds from sale of property and equipment	10	11
Net cash used in investing activities	(229)	(2,295)
Financing activities
Payment of debt issuance costs	—	(829)
Taxes associated with net issuances of shares upon vesting of restricted stock units	(155)	—
Exercise of stock options	1,317	1,172
Net cash provided by financing activities	1,162	343
Net increase in cash, cash equivalents and restricted cash	17,392	15,276
Cash, cash equivalents and restricted cash, beginning of period	450,120	77,236
Cash, cash equivalents and restricted cash, end of period	$467,512	$92,512

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

NOTES TO UNAUDITED CONDENSED Consolidated FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), for interim reporting. Accordingly, the Company has condensed or omitted certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of stockholders’ equity and the statements of cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2020 or any future period.

These financial statements and accompanying notes should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 24, 2020 (the “Annual Report”).

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple performance obligation in revenue recognition, the valuation allowance based on expected credit losses and the collectability of accounts receivable, valuation and estimated useful lives of long-lived assets, fair value of the liability and equity components of the Notes (as defined below), stock-based compensation expense and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon periodic evaluation. Actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of March 31, 2020 and December 31, 2019, no single customer represented more than 10% of the balance in accounts receivable. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company. No single customer represented more than 10% of revenue for the three months ended March 31, 2020 or 2019. The Company does not experience concentration of credit risk in foreign countries as no single foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

Significant Accounting Policies

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Annual Report, most notably Note 2 “Summary of Significant Accounting Policies”. Except for the adoption of ASU 2016-13 described below, there have been no changes to our significant accounting policies described in our Annual Report that have had a material impact on our consolidated condensed financial statements and related notes.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements (“CCAs”). ASU 2018-15 is effective for public entities for annual periods, including interim periods within those annual periods beginning after December 15, 2019 and earlier adoption is permitted. We adopted the standard effective January 1, 2020, using the prospective approach. This adoption did not have a material impact on the Company’s condensed consolidated financial statements.

The Company evaluates if the CCA includes a license to internal-use software. If the CCA includes a software license, the Company accounts for the software license as an intangible asset. Acquired software licenses are recognized and measured at cost, which includes the present value of the license obligation if the license is to be paid for over time. If the CCA does not include a software license, the Company accounts for the arrangement as a service contract (or hosting arrangement) and hosting costs are generally expensed as incurred.

With the adoption of ASU 2018-15, the Company evaluates upfront costs including implementation, set-up or other costs (collectively, implementation costs) for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized. Capitalized implementation costs are recorded in prepayments and other current assets or other non-current assets and amortized over the expected term of the arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewal options. During the three months ended March 31, 2020, the Company’s capitalized implementation costs related to hosting arrangements were not material.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Accounting Standards Codification or ASC 326).” This standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The new standard also expands the required quantitative and qualitative disclosures surrounding expected credit losses.

On January 1, 2020, we adopted ASC 326 using the modified retrospective transition method, which requires a cumulative adjustment, if applicable, to be recorded to accumulated deficit. In addition, it is important to note that under the modified retrospective transition method, our prior period results were not recast to reflect the new standard. We implemented internal controls and key system functionality to enable the preparation of financial information upon adoption.

We recorded a cumulative adjustment in the amount of $0.4 million, net of tax impact, to accumulated deficit as of January 1, 2020. This adoption did not have a material impact on our condensed consolidated statement of operations or statement of cash flows.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes – Simplifying the Accounting for Income Taxes.” The guidance removes exceptions to the general principles in Topic 740 for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. The guidance becomes effective for annual reporting periods beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted in the first period of the year this guidance is adopted. We adopted the standard effective January 1, 2020, using the prospective approach except for hybrid tax regimes, which we adopted using the modified retrospective approach. This adoption did not have a material impact on the Company’s condensed consolidated financial statements.

2. Revenue Recognition

Disaggregation of Revenue

The Company’s revenue by geographic region based on the customer’s location is presented in Note 13 “Segment and Geographic Information”.

The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Licenses	Subscription	Services and other	Licenses	Subscription	Services and other
	(In thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$21,004	$—	$—	$18,669	$—	$—
Revenue recognized over time	—	43,881	10,557	—	31,835	10,079
Total revenue	$21,004	$43,881	$10,557	$18,669	$31,835	$10,079

Contract Balances

A summary of the activity impacting our contract balances during the reporting periods is presented below:

	Contract Acquisition Costs
	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Beginning Balance	$35,152	$28,043
Additional deferred contract acquisition costs	2,806	2,052
Amortization of deferred contract acquisition costs	(3,004)	(2,166)
Ending Balance	$34,954	$27,929

As of March 31, 2020, and December 31, 2019, $11.0 million and $10.9 million, respectively, of our deferred contract acquisition costs are included in prepayments and other current assets as they are expected to be amortized within the next 12 months. The remaining amount of our deferred contract acquisition costs are included in other non-current assets. There were no material impairments of deferred contract acquisition costs for the periods ended March 31, 2020 or 2019.

	Deferred Revenue
	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Beginning Balance	$152,033	$114,301
Decrease, net	(7,053)	(4,155)
Ending Balance	$144,980	$110,146

Deferred revenue, which is a contract liability, consists primarily of amounts invoiced in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. During the three months ended March 31, 2020 and 2019, revenue recognized that was previously deferred was $46.8 million and $37.5 million, respectively. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance and the customer billings.

Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at contract level, and typically result from sales contracts when revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. Contract assets are included in prepayments and other current assets and other non-current assets in the condensed consolidated balance sheets. During the three months ended March 31, 2020 and 2019, amounts reclassified from contract assets to accounts receivable were $1.5 million and $1.4 million, respectively. There were no material impairments of contract assets during the periods ended March 31, 2020 or 2019.

Remaining Performance Obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract revenue that has not yet been recognized and is included in deferred revenue, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2020, amounts allocated to these additional performance obligations are $215.9 million, of which we expect to recognize $143.6 million as revenue over the next 12 months with the remaining balance recognized thereafter.

3. Allowance for Expected Credit Losses

The allowance for expected credit losses is a valuation account that is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected on contracts with customers. Accounts receivable and contract assets are written off when management believes non-collectability is confirmed. Recoveries of financial assets previously written off shall be recorded when received against the credit loss expense.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts over a financial asset’s contractual term. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made from qualitative and quantitative factors if economic conditions at the reporting date reflect stronger or weaker economic performance than the historical data implies based on management’s expectations of economic conditions on certain indicators of the Company, industry and economy. We review factors such as past collection experience, age of the accounts receivable balance, significant trends in current balances, internal operations and macroeconomic conditions. As of March 31, 2020, SailPoint evaluated these economic conditions and made adjustments to historical loss information for certain economic risk factors, such as COVID-19.

In development of the expected credit loss model, we evaluated our financial assets with similar risk characteristics on a collective (pool) basis for their respective estimated and expected credit loss allowance. A financial asset will be measured individually only if it does not share similar risk characteristics with other financial assets. We believe that historical credit loss patterns by aging bucket and invoice type for accounts receivable are the most significant risk characteristics. We believe that invoice type historical loss patterns differ between renewals and new business. The Company notes expected credit loss is developed for the contractual life of the financial asset, which accounts receivable and contract assets can be viewed as one financial asset. However, a low percentage of our contract assets do not convert to accounts receivable. Therefore, we consider all contract assets as a single pool.

The following table presents the changes in the allowance for expected credit losses for financial assets measured at amortized cost:

	Accounts Receivable	Contract Assets
	As of March 31, 2020
	(In thousands)
Beginning Balance	$—	$—
Adoption of ASC 326	407	65
Credit loss expense, net of recoveries	112	15
Write-offs	(181)	—
Ending Balance	$338	$80

4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets that are measured at fair value on a recurring basis:

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$380,532	—	—	$380,532
Total cash equivalents	$380,532	—	—	$380,532

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$364,127	—	—	$364,127
Total cash equivalents	$364,127	—	—	$364,127

The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of March 31, 2020 and December 31, 2019 and are excluded from the fair value tables above.

See Note 9 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of our Notes (as defined below) as of March 31, 2020.

5. Business Combinations

2019 Acquisitions

Orkus

On October 15, 2019, the Company acquired 100% of the equity interest in Orkus, Inc. (“Orkus”), a Delaware corporation engaged in the development and license of software products to assist customers in monitoring and controlling access and authorization across hybrid cloud assets. Total consideration related to the acquisition was $16.5 million in cash, of which $2.0 million is to be paid upon the lapse of an indemnification period of 12 months and 24 months of the acquisition date. As of March 31, 2020 and December 31, 2019, $1.0 million of holdback amount is reflected within accrued expenses and other liabilities and $1.0 million is included in other long-term liabilities in the consolidated balance sheets.

The following table summarizes the final purchase price allocation as of the date of acquisition:

As of
October 15, 2019
(In thousands)
Cash and cash equivalents	$—
Prepayments and other current assets	34
Right-of-use assets	90
Goodwill	7,637
Intangible assets	9,760
Accounts payable	(21)
Accrued expenses and other liabilities	(133)
Deferred tax liability - non-current	(861)
Total fair value of assets acquired and liabilities assumed	$16,506

The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated Useful Life
	(In thousands)	(In years)
Developed technology	$9,760	5

Overwatch.ID

On October 15, 2019, the Company acquired 100% of the equity interest in Overwatch.ID, Inc. (“Overwatch.ID”), a Delaware corporation engaged in the development and license of software products focused on access controls security for cloud applications, cloud computing, hybrid IT environments, and on-premises infrastructure. The consideration related to the acquisition was $20.9 million in cash, of which $3.0 million is to be paid upon the lapse of an indemnification period of 12 months and 18 months of the acquisition date. As of March 31, 2020 and December 31, 2019, $1.5 million of holdback amount is reflected within accrued expenses and other current liabilities and $1.5 million is included in other long-term liabilities in the consolidated balance sheets.

The following table summarizes the final purchase price allocation as of the date of acquisition:

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

These acquisitions have been accounted for as business combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the respective acquisition date. The Company finalized the purchase price within the required one-year measurement period as of the dates of acquisition.

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

6. Goodwill and Intangible Assets

Goodwill

The following table reflects goodwill activity for the three months ended March 31, 2020:

(In thousands)
Balance, December 31, 2019	$241,051
Measurement period adjustments	70
Balance, March 31, 2020	$241,121

There were no impairments of goodwill during the periods ended March 31, 2020 or 2019.

Total cost and amortization of intangible assets are comprised of the following:

		As of
	Weighted Average Useful Life	March 31, 2020	December 31, 2019
Intangible assets, net	(In years)	(In thousands)
Customer lists	15	$42,500	$42,500
Developed technology	8.9	58,370	58,440
Trade names and trademarks	17	24,500	24,500
Other intangible assets	4.8	3,689	3,689
Total intangible assets		129,059	129,129
Less: Accumulated amortization		(50,655)	(47,478)
Total intangible assets, net		$78,404	$81,651

Amortization expense for the following periods is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Cost of revenue - licenses	$1,008	$1,008
Cost of revenue - subscription	910	96
Research and development	191	159
Sales and marketing	1,068	1,068
Total amortization expense	$3,177	$2,331

Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments of intangible assets during the periods ended March 31, 2020 or 2019.

The total estimated future amortization expense of these intangible assets as of March 31, 2020 is as follows:

Year Ending December 31,	(in thousands)
2020 (except the three months ended March 31)	$9,490
2021	12,585
2022	12,247
2023	11,744
2024	9,412
Thereafter	22,926
Total amortization expense	$78,404

7. Commitments and Contingencies

Operating Leases

As of March 31, 2020, our leases which primarily consist of office leases, have remaining lease terms of less than one year to nine years. Certain leases include early termination and/or extension options; however, exercises of these options are at the Company’s sole discretion. As of March 31, 2020, the Company determined it is not reasonably certain it will exercise the options to extend its leases or terminate them early.

The Company is required to maintain a small amount of restricted cash to guarantee rent payments in a foreign subsidiary as well as $6.0 million of cash collateral for an unconditional standby letter of credit related to the Company’s corporate headquarters lease.

As of March 31, 2020, we have no financing leases and we have non-cancelable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(in thousands)
2020 (except the three months ended March 31)	$4,039
2021	5,795
2022	5,758
2023	5,272
2024	4,958
Thereafter	22,283
Total minimum lease payments	48,105
Less: interest	(7,068)
Total present value of operating lease liabilities	$41,037

Current operating lease liabilities	$4,108
Long-term operating lease liabilities	36,929
Total operating lease liabilities	$41,037

Indemnification Arrangements

In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers, business partners and other parties with respect to certain matters, including losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities with respect to our products and services and business. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in a particular contract.

The Company includes service level commitments to customers of our cloud-based products warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those levels. To date, the Company has not incurred any material costs as a result of these commitments, and we expect the time between any potential claims and issuance of the credits to be short. As a result, we have not accrued any liabilities related to these commitments in our condensed consolidated financial statements.

Litigation Claims and Assessments

The Company is subject to claims and suits that may arise from time to time in the ordinary course of business. In addition, some legal actions, claims and governmental inquiries may be instituted or asserted in the future against us and our subsidiaries. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based upon current information, we do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our condensed consolidated financial statements.

8. Credit Agreement

In 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time through the date hereof, the “Credit Agreement”). The Credit Agreement is guaranteed by SailPoint Technologies Intermediate Holdings, LLC, a wholly owned subsidiary, and the Borrower’s material domestic subsidiaries (the “Guarantors” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets.

Later in 2019, the Company amended the Credit Agreement in connection with the issuance and sale of the Notes (as defined below). Such amendment included a decrease in the commitments for revolving credit loans from $150.0 million to $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under certain circumstances and is subject to certain financial covenants. In addition, the Credit Agreement provides for the ability to incur uncommitted term loan facilities if, among other things, the Senior Net Leverage Ratio (as defined in the Credit Agreement), calculated giving pro forma effect to the requested term loan facility, is no greater than 3.50 to 1.00. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions permitted under the Credit Agreement. The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. The agreement has established priority for the lenders party over all assets of the Company.

The interest rates applicable to revolving credit loans under the Credit Agreement are at the Company’s option. The Company pays an unused commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.30% per annum based on the Senior Secured Net Leverage Ratio. Borrowings under the Credit Agreement are scheduled to mature in March 2024.

The Company had no outstanding revolving credit loan balance under the Credit Agreement as of March 31, 2020 and December 31, 2019. The Company was in compliance with all applicable covenants as of March 31, 2020.

The Company incurred total debt issuance costs of $0.8 million in connection with the Credit Agreement, which the net balance is included in other non-current assets in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the Credit Agreement on a straight-line basis. Amortization of debt issuance costs during the three months ended March 31, 2020 and 2019 was not material and was recorded in interest expense in the accompanying condensed consolidated statements of operations.

9. Convertible Senior Notes and Capped Call Transactions

In September 2019, the Company issued and sold $400.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2024 (the “Notes”) in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the Offering were $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. The Company used $37.1 million of the net proceeds from the Offering to pay the cost of the Capped Call Transactions (as defined below).

The Notes were issued pursuant to an indenture (the “Indenture”), by and between the Company and U.S. Bank National Association, as trustee. The Notes are senior unsecured obligations of the Company and will mature on September 15, 2024, unless earlier redeemed, repurchased or converted. The Notes bear interest at a fixed rate of 0.125% per year payable semiannually in arrears on March 15 and September 15 of each year.

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

•	if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•	upon the occurrence of specified corporate events as set forth in the Indenture.

On or after March 15, 2024 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. It is the Company’s current intent to settle the principal amount of the Notes with cash. The Notes are convertible at an initial conversion rate of 35.1849 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of $28.42 per share of common stock, subject to adjustment upon the occurrence of specified events. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

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

The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company was in compliance with all applicable covenants as of March 31, 2020.

As of March 31, 2020, the conditions allowing holders of the Notes to convert have not been met since issuance, and therefore, the Notes were classified as long-term debt on our condensed consolidated balance sheets.

In accounting for the issuance of the Notes, we separated the Notes into liability and equity components. The carrying amounts of the liability components of the Notes were calculated by measuring the fair value of similar debt instruments that do not have an associated convertible feature. The carrying amounts of the equity components, representing the conversion option, were determined by deducting the fair value of the liability components from the par value of the Notes. This difference represents the debt discount that is amortized to interest expense over the terms of the Notes using the effective interest rate method. The carrying amount of the equity components representing the conversion options was $88.8 million for the Notes and is recorded in additional paid in capital and are not remeasured as long as they continue to meet the conditions for equity classification.

The Company allocates transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes. Transaction costs attributable to the liability component were $6.8 million and are being amortized to interest expense at an effective interest method rate of 5.25% over the term of the Notes. Transaction costs attributable to the equity component were $2.0 million and are netted with the equity component of the Notes in additional paid in capital.

As of March 31, 2020, the Notes have a remaining life of 54 months.

The net carrying amount of the liability and equity components of the Notes for the periods presented is as follows:

	As of
	March 31, 2020	December 31, 2019
	(In thousands)
Liability component
Principal	$400,000	$400,000
Unamortized discount	(80,553)	(84,542)
Unamortized issuance costs	(6,070)	(6,407)
Net carrying amount	$313,377	$309,051

Equity component, net of issuance costs	$86,764	$86,764

The interest expense recognized related to the Notes for the period presented is as follows:

Three Months Ended
March 31, 2020
(In thousands)
Contractual interest expense	$125
Amortization of debt discount	3,989
Amortization of debt issuance costs	337
Total	$4,451

As of March 31, 2020, the total estimated fair value of the Notes was $352.0 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, and quoted prices of the Notes in an over-the-counter market.

Capped Call Transactions

In September 2019, in connection with the pricing of the Notes and in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with the initial purchasers or their respective affiliates and another financial institution. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, 14.1 million shares of common stock. The Capped Call Transactions are generally expected to reduce potential dilution to common stock upon any conversion of the Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial strike price of $28.42 per share, which corresponds to the initial conversion price of the Notes and is subject to certain adjustments. The cap price of the Capped Call Transactions is initially $41.34 per share, which is subject to certain adjustments. For accounting purposes, the Capped Calls Transactions are separate transactions and not part of the terms of the Notes. As the Capped Call Transactions are considered indexed to our own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $37.1 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid in capital.

10. Stock-Based Compensation

2015 Stock Option Plans

In 2015, the Company adopted (i) the Amended and Restated 2015 Stock Option and Grant Plan and (ii) the 2015 Stock Incentive Plan (together the “2015 Stock Option Plans”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options (“NSOs”) for the right to purchase shares of common stock and grant restricted stock units (“RSUs”). The 2015 Stock Option Plans reserve 5.0 million shares of common stock for issuance as ISOs, 0.5 million shares of RSUs and 0.25 million shares for issuance under the 2015 Stock Incentive Plan. Under the 2015 Stock Option Plans, ISOs may not be granted at less than fair market value on the date of the grant and generally vest over a four-year period based on continued service. Options generally expire ten years after the grant date.

As of March 31, 2020, 0.6 million shares were available for issuance under the 2015 Stock Option Plans, including less than 0.1 million shares available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

2017 Long Term Incentive Plan

In November 2017, the Company’s Board of Directors adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options, NSOs to purchase shares of common stock and RSUs. As of March 31, 2020, the Company had reserved 17.7 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan is increased on each January 1 by 4.4 million shares of common stock. Options and RSUs granted to employees under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan. At March 31, 2020, 11.8 million shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

The fair value for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights, as discussed further below, during the periods presented were estimated at grant date using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Expected dividend rate	0%	0%	0%	0%
Expected volatility	56.2%	39.8%	48.1%	46.0%
Risk-free interest rate	1.53%	2.48% - 2.59%	1.57%	2.44%
Expected term (in years)	6.25	6.25	0.50	0.42

The following table summarizes stock option activity for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(Years)	(In thousands)
Balances at December 31, 2019	2,786	$13.67	7.7	$31,489
Granted	524	$25.42
Exercised	(228)	$5.77
Forfeited	(136)	$19.04
Balances at March 31, 2020	2,946	$16.13	7.8	$12,663
Options vested and expected to vest at March 31, 2020	2,946	$16.13	7.8	$12,663
Options vested and exercisable at March 31, 2020	1,210	$9.27	6.3	$9,703

The Company expects all outstanding stock options to fully vest. The weighted average grant date fair value per share for the three months ended March 31, 2020 and 2019 was $13.74 and $12.92, respectively. The total fair value of shares vested for the three months ended March 31, 2020 and 2019 was $3.0 million and $2.4 million, respectively.

The total unrecognized compensation expense related to non-vested stock options granted is $16.5 million and is expected to be recognized over a weighted average period of 2.8 years as of March 31, 2020.

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

The Company did not grant any additional incentive units during the three months ended March 31, 2020 or 2019. During the first quarter of 2019, all of the remaining 0.7 million incentive units were vested with a weighted average grant date fair value of $0.05 per share. Therefore, subsequent to the first quarter of 2019, we incurred no additional stock-based compensation expense and there is no further unrecognized compensation expense or intrinsic value related to non-vested incentive units.

Restricted Stock Units

The following table summarizes the RSU activity for the Company for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(Years)	(In thousands)
Balances at December 31, 2019	1,881	$23.08	1.6	$44,386
Granted	1,219	$25.39
Vested	(271)	$26.41
Forfeited	(111)	$22.98
Balances at March 31, 2020	2,718	$23.79	1.8	$41,361
Units expected to vest at March 31, 2020	2,718	$23.79	1.8	$41,361

The Company expects all outstanding RSUs to fully vest. The total unrecognized compensation related to RSUs was $59.5 million as of March 31, 2020 and is expected to be recognized over a weighted average period of 3.2 years.

Employee Stock Purchase Plan

The Company initially reserved 1.8 million shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP increases each January 1 by 0.9 million shares of common stock. The ESPP will continue in effect unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time. As of March 31, 2020, 3.0 million shares were available for issuance under the ESPP Plan.

During the three months ended March 31, 2020, there was no ESPP activity as the current offering period is December 3, 2019 through June 3, 2020. During the three months ended March 31, 2019, there was no ESPP activity as the offering period was January 2, 2019 to June 3, 2019.

A summary of the Company’s stock-based compensation expense, which includes stock options, incentive units, RSUs and ESPP, is presented below:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Stock options	$1,391	$1,244
Incentive units	—	351
RSUs	4,198	2,328
ESPP	602	716
Total stock-based compensation expense	$6,191	$4,639

A summary of the Company’s stock-based compensation expense as recognized on the condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Cost of revenue - subscription	$389	$260
Cost of revenue - services and other	427	349
Research and development	1,501	917
General and administrative	1,002	1,371
Sales and marketing	2,872	1,742
Total stock-based compensation expense	$6,191	$4,639

11. Income Taxes

Income Taxes

The effective tax rate for the three months ended March 31, 2020 and 2019 is 5.3% and (18.4)%, respectively. The primary drivers for the differences in the rates from the prior-year period to the current-year period are related to differences in forecasted pre-tax book income, the impact of stock compensation, an increase in foreign tax liabilities and the impact of valuation allowance build.

Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which the Company conducts business. While the Company is in an overall deferred tax liability position for the period ended March 31, 2020, based on the full-year forecast, the Company expects to be in a gross deferred tax asset position as of the year ended December 31, 2020. Based on an analysis of the utilization of its federal and state deferred tax assets, the Company has included in its FIN18 forecasted effective tax rate a valuation allowance build for the portion of deferred tax assets for which there is not sufficient offsetting future deferred tax liabilities. The Company still maintains a full valuation allowance for its Israel tax position due to the lack of taxable earnings for the foreseeable future.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended March 31, 2020 and 2019, the Company did not record any material interest or penalties.

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

12. Net Loss Per Share Attributable to Common Stockholders

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

The following table sets forth the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands, except per share data)
Numerator
Net loss	$(8,417)	$(8,390)
Net loss attributable to common stockholders	$(8,417)	$(8,390)

Denominator
Weighted average shares outstanding
Basic	89,862	88,295
Diluted	89,862	88,295

Net loss attributable to common stockholders per share
Basic	(0.09)	(0.10)
Diluted	(0.09)	(0.10)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Stock options to purchase common stock	2,994	3,080
RSUs issued and outstanding	2,492	1,638
ESPP	179	192
Total	5,665	4,910

As we expect to settle the principal amount of the Notes in cash and any excess in shares of the Company’s common stock, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread of 14.1 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $28.42 per share.

13. Segment and Geographic Information

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software, sale of professional services, maintenance and technical support. Revenue is classified by the following major geographic areas: (i) Americas, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) rest of the world.

The following are a summary of consolidated revenues within geographic areas:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
United States	$54,499	$41,560
EMEA (1)	13,728	13,937
Rest of the World (1)	7,215	5,086
Total revenue	$75,442	$60,583

(1)	No single country in either of these regions represented more than 10% of our revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2020 (the “Annual Report”), including the consolidated financial statements and related notes included therein.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All Statements included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. This includes statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions.

You should not rely upon forward-looking statements as predictions of future events or place undue reliance thereon. We have based the forward-looking statements contained this Quarterly Report primarily on our current expectations and projections, in light of currently available information, about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors. Important factors, some of which are beyond our control, that could cause actual results to differ materially from our historical results or those expressed or implied by these forward-looking statements include the following: the effect of the novel coronavirus disease (“COVID-19”) global pandemic and its aftermath, as well as governmental, business and other actions in response, on the global economy and on our business; our ability to achieve and sustain profitability; our ability to sustain historical growth rates; our ability to attract and retain customers and to deepen our relationships with existing customers; an increased focus in our business from selling licenses to selling subscriptions; breaches in our security, cyber-attacks or other cyber-risks; interruptions with the delivery of our SaaS solutions or third-party cloud-based systems that we use in our operations; our ability to compete successfully against current and future competitors; the length and unpredictable nature of our sales cycle; delayed effects on our operating results from ratably recognizing some of our revenue; fluctuations in our quarterly results; our ability to maintain successful relationships with our channel partners; the increasing complexity of our operations; real or perceived errors, failures or disruptions in our platform or solutions; our ability to adapt and respond to rapidly changing technology, industry standards, regulations or customer needs, requirements or preferences; our ability to achieve and maintain an effective system of disclosure controls and internal control over financial reporting; our ability to comply with our privacy policy or related legal or regulatory requirements; our ability to accurately forecast our estimated annual effective tax rate for financial accounting purposes; our ability to successfully identify, acquire and integrate companies and assets; our ability to maintain high-quality customer satisfaction; and our ability to maintain and enhance our brand or reputation as an industry leader. More information on these risks and other potential factors that could affect our financial results is included in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Annual Report and “Risk Factors” in Part II, Item 1A in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

The SailPoint Predictive Identity platform currently consists of:

•	SailPoint Identity Services: delivered as multi-tenant SaaS subscription services and currently consisting of:
o	IdentityNow: provides customers with a set of fully integrated services for compliance, provisioning and password management for applications and data hosted on-premises or in the cloud;
o	Access Insights: turns identity data collected into actionable insights;
o

Recommendation Engine: uses artificial intelligence (“AI”), machine learning (“ML”), peer group analysis, identity attributes and access activity to help you decide whether access should be granted or removed;

o	Access Modeling: uses AI and ML to suggest roles based on similar access between users and gives you insights to confirm the correct access for each role;
o	Cloud Access Management: uses AI and ML to automatically learn, monitor and secure access to cloud infrastructure; and
o

Workload Privilege Management: automates the creation and rotation of credentials, keys and passwords and records and logs activity whenever privileged tasks are performed for security and audit purposes, and

•	IdentityIQ: our identity governance solution that can be delivered from the cloud or on-premises.

IdentityIQ provides large, complex enterprise customers a unified and highly configurable identity governance solution that consistently applies business and security policies as well as role and risk models across applications and data. It can be used in conjunction with our SailPoint Identity Services, including Access Insights, Recommendation Engine, Access Modeling, Cloud Access Management and Workload Privilege Management.

Our solutions address the complex needs of global enterprises and mid-market organizations. As of March 31, 2020, 1,516 customers across a wide variety of industries were using our products to enable and secure digital identities across the globe.

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

We believe enterprises are increasingly embracing the cloud to house their critical security infrastructure. As a result, a growing number of enterprises are changing their approach to identity governance and now prefer to use a SaaS solution rather than purchase software outright and install it in their own infrastructure. This industry shift aligns well with our current product strategy. Our product strategy is to (1) accelerate innovation within our core identity governance SaaS offerings, (2) deliver continued innovation as we execute against our vision for SailPoint Predictive Identity, and (3) ensure that as we deliver these new innovations, they work in concert with our on-premises offerings in addition to our SaaS offerings. We believe that continued growth of subscription revenue, which includes revenue from our SaaS offerings, as a percentage of total revenue will lead to a more predictable revenue model and increase our visibility to future period total revenues. Nevertheless, our revenue and our gross margins vary depending on the type of solution we sell. As a result, a shift in the sales mix of our solutions could affect our performance relative to historical results.

See “Key Factors Affecting Our Performance” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report for information regarding the key factors affecting our performance.

Recent Developments

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, as the disease began to spread around the world, the World Health Organization subsequently declared the COVID-19 outbreak a pandemic. In light of the rapid spread of COVID-19 in the United States and abroad, government and public health authorities have recommended social distancing and imposed various quarantine and isolation measures on large portions of the population, including mandatory business closures. Although some of the restrictions have begun to be lifted, these and other measures, while intended to protect human life, have had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. In response to these measures, we have made certain adjustments to our operations, but we are not yet certain how these changes or the broader effects of COVID-19 on global economies will affect our financial performance going forward.

For example, as a result of the COVID-19 pandemic, we have shifted certain customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events or otherwise alter our marketing efforts in the future. It is unclear what effect this trend may have on our sales cycle, conversion rate or the quantity and quality of our customer pipeline.

The conditions caused by the COVID-19 pandemic may also affect the rate of IT spending by our current and prospective customers and could adversely affect their ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, delay the provisioning of our offerings, result in customer requests to lengthen payment terms or reduce the value or duration of subscription contracts, cause customers to fail to make timely payments or affect attrition rates. It is unclear what effect these circumstances may have on our future bookings, revenue mix, operating results and overall financial performance, but our performance during the first quarter of 2020 was somewhat dampened by the impact of COVID-19 in March. The impacts of COVID-19 have also made it difficult to accurately forecast our future financial performance, and our first quarter performance is not likely to be indicative of expected performance in future periods.

We believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, but the challenges posed by COVID-19 on our business and our customers’ businesses may evolve rapidly. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for information regarding the possible effects on our business of COVID-19.

Key Business Metrics

In addition to our GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	As of
	March 31, 2020	March 31, 2019
Number of customers	1,516	1,219
Subscription revenue as a percentage of total revenue	58%	53%

•

Number of Customers. We believe that the size of our customer base is an indicator of our market penetration and that our net customer additions are an indicator of the growth of our business and our future revenue opportunity. We define a customer as a distinct entity, division or business unit of an organization that receives support or has the right to use our cloud-based solutions as of the specified measurement date. Revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased. Our customer base increased by 297, or 24%, from 1,219 customers at March 31, 2019 to 1,516 customers at March 31, 2020. This increase includes 12 customers added in the first quarter of 2020 as a result of the integration of our two acquisitions in the fourth quarter of 2019.

•

Subscription Revenue as a Percentage of Total Revenue. Subscription revenue is a portion of our total revenue and is derived from (i) IdentityIQ maintenance and support agreements and (ii) the SailPoint Identity Services where customers enter into subscription agreements with us. As we generally sell our solutions on a per-identity basis, our SaaS subscription revenue for any customer is primarily determined by the number of identities that the customer is entitled to govern, the number of applications that the customer has licensed from us, and the ongoing price paid per-identity under a maintenance and support agreement. Thus, we consider our subscription revenue to be the recurring portion of our revenue base and believe that its continued growth as a percentage of total revenue will lead to a more predictable revenue model and increase our visibility to future period total revenues. Because we recognize our subscription revenue ratably over the duration of those agreements, a portion of the revenue we recognize each period is derived from agreements we entered into in prior periods. In contrast, we typically recognize license revenue upon entering into the applicable license, the timing of which is less predictable and may cause significant fluctuations in our quarterly financial results.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Revenue
Licenses	$21,004	$18,669
Subscription	43,881	31,835
Services and other	10,557	10,079
Total revenue	75,442	60,583
Cost of revenue
Licenses	1,080	1,059
Subscription (1)	8,476	5,813
Services and other (1)	9,006	7,997
Total cost of revenue	18,562	14,869
Gross profit	56,880	45,714
Operating expenses
Research and development (1)	15,808	12,772
General and administrative (1)	9,514	9,137
Sales and marketing (1)	36,860	30,488
Total operating expenses	62,182	52,397
Loss from operations	(5,302)	(6,683)
Other expense, net:
Interest income	1,272	46
Interest expense	(4,532)	(35)
Other, net	(324)	(417)
Total other expense, net	(3,584)	(406)
Loss before income taxes	(8,886)	(7,089)
Income tax (expense) benefit	469	(1,301)
Net loss	$(8,417)	$(8,390)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Cost of revenue - subscription	$389	$260
Cost of revenue - services and other	427	349
Research and development	1,501	917
General and administrative	1,002	1,371
Sales and marketing	2,872	1,742
Total stock-based compensation expense	$6,191	$4,639

The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenue
Licenses	28%	31%
Subscription	58	53
Services and other	14	16
Total revenue	100	100
Cost of revenue
Licenses	2	2
Subscription	11	10
Services and other	12	13
Total cost of revenue	25	25
Gross profit	75	75
Operating expenses
Research and development	21	21
General and administrative	13	15
Sales and marketing	49	50
Total operating expenses	83	86
Loss from operations	(8)	(11)
Other expense, net:
Interest income	2	0
Interest expense	(6)	0
Other, net	0	(1)
Total other expense, net	(4)	(1)
Loss before income taxes	(12)	(12)
Income tax (expense) benefit	1	(2)
Net loss	(11)%	(14)%

Comparison of the Three Months Ended March 31, 2020 and 2019

Revenue

	Three Months Ended
	March 31, 2020	March 31, 2019	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$21,004	$18,669	$2,335	13%
Subscription	43,881	31,835	12,046	38%
Services and other	10,557	10,079	478	5%
Total revenue	$75,442	$60,583	$14,859	25%

License Revenue. License revenue increased by $2.3 million, or 13%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. During the three months ended March 31, 2020 and 2019, license revenue from new customers was $11.4 million and $14.5 million, respectively, and license revenue from existing customers was $9.6 million and $4.2 million, respectively.

Subscription Revenue. Subscription revenue increased by $12.0 million, or 38%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to an increase in ongoing maintenance revenue from our increased installed base and new sales of our SaaS offerings. During the three months ended March 31, 2020 and 2019, subscription revenue from new customers was $1.4 million for both periods and subscription revenue from existing customers was $42.5 million and $30.4 million, respectively.

Services and Other Revenue. Services and other revenue increased by $0.5 million, or 5% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Geographic Regions. Our customers in the United States contributed the largest portion of our revenue in each reporting period ended March 31, 2020 and 2019 because we have more market momentum related to our larger and more established sales force, sales pipeline and brand recognition and awareness in the United States as compared to our other regions. Revenue is classified by the following major geographic areas: (i) Americas, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) rest of the world. We continue to invest in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide. For the three months ended March 31, 2020, revenue in the United States and the rest of the world increased year-over-year, while EMEA remained consistent year-over-year.

The following table sets forth, for each of the periods presented, our consolidated total revenue by geography and the respective percentages of total revenue:

	Three Months Ended
	March 31, 2020		March 31, 2019
	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$54,499	72%	$41,560	69%
EMEA (1)	13,728	18%	13,937	23%
Rest of the World (1)	7,215	10%	5,086	8%
Total revenue	$75,442	100%	$60,583	100%

(1)	No single country in either of these regions represented more than 10% of our revenue.

Gross Profit and Gross Margin

	Three Months Ended
	March 31, 2020	March 31, 2019	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$19,924	$17,610	$2,314	13%
Subscription	35,405	26,022	9,383	36%
Services and other	1,551	2,082	(531)	(26)%
Total gross profit	$56,880	$45,714	$11,166	24%

Gross margin
Licenses	95%	94%
Subscription	81%	82%
Services and other	15%	21%
Total gross margin	75%	75%

Licenses. License gross profit increased by $2.3 million, or 13%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in gross profit was the result of increased license revenues with only minor increases in third party royalties.

Subscription. Subscription gross profit increased by $9.4 million, or 36%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increase in gross profit was the result of growth in subscription revenue, as described above. Gross margin went down slightly due to a shift in sales mix as our SaaS revenue has a lower margin than our maintenance revenue.

Services and Other. Services and other gross profit decreased by $0.5 million, or 26%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This decrease in gross profit was primarily attributable to higher costs associated with expanding our infrastructure for our professional services and training organization to support an increasing number of customers, partially offset by increased revenues.

Operating Expenses

	Three Months Ended
	March 31, 2020	March 31, 2019	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$15,808	$12,772	$3,036	24%
General and administrative	9,514	9,137	377	4%
Sales and marketing	36,860	30,488	6,372	21%
Total operating expenses	$62,182	$52,397	$9,785	19%

Research and Development Expenses. Research and development expenses increased by $3.0 million, or 24%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily driven by a $1.8 million increase in employee-based costs primarily consisting of deferred stock compensation and severance payments, and $0.9 million increase in allocated overhead expenses primarily related to facilities cost and depreciation.

General and Administrative Expenses. General and administrative expenses increased by $0.4 million, or 4%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. This increase was primarily driven by a $1.0 million increase in software maintenance and subscription expenses and $0.5 million increase in general and administrative headcount and related allocated overhead expenses, and, partially offset by a decrease of $1.1 million in professional services expense related to legal, accounting and consulting fees incurred in the prior year associated with the implementation of ASC 606 and the Sarbanes-Oxley Act of 2002.

Sales and Marketing Expenses. Sales and marketing expenses increased by $6.4 million, or 21%, for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Substantially all of the increase was the result of our increased sales and marketing headcount, stock-based compensation expense and related allocated overhead, to support increased penetration into our existing markets and customer base as well as expansion into new industry verticals and geographic markets.

Interest Income and Interest Expense

Interest Income

Interest income increased by $1.2 million for the three months ended March 31, 2020, compared to March 31, 2019. This increase was primarily due to interest income earned on our money market accounts in which we have invested a significant portion of the net proceeds from the Notes issuance in the third quarter of 2019.

Interest Expense

Interest expense increased by $4.5 million for the three months ended March 31, 2020, compared to March 31, 2019. This increase was primarily due to $4.0 million of amortization of debt discount and $0.3 million of debt issuance costs related to the Notes for the three months ended March 31, 2020.

Income Tax (Expense) Benefit

The Company recorded an income tax benefit of $0.5 million for the three months ended March 31, 2020 compared to an income tax expense of $1.3 million for the three months ended March 31, 2019, leading to a net benefit of $1.8 million year-over-year. The Company maintains a full valuation allowance for our Israel tax position due the lack of taxable earnings for the foreseeable future.

Our income tax rate varies from the federal statutory rate due to the valuation allowances on certain foreign deferred tax assets, regulations and interpretations in multiple jurisdictions in which we operate; unanticipated changes in tax rates; and differences in accounting and tax treatment of our stock-based compensation, foreign withholding taxes and research and development credits. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. With the exception of 2018 and 2019, we have incurred net operating losses for federal income tax purposes each year since our inception. We have since begun to utilize some of our net operating losses for federal income tax purposes. Thus, our tax expense to date relates primarily to state as well as foreign income taxes. The effective tax rate for the three months ended March 31, 2020 is 5.3% compared to (18.4)% for the three months ended March 31, 2019. The main drivers for the differences in the rates from the prior period to the current period are related to a decrease in forecasted pre-tax book income, the impact of stock compensation and increase in foreign tax liabilities and impact of the valuation allowance build.

We do not consider the earnings of our foreign subsidiaries, with the exception of India, to be permanently reinvested in foreign jurisdictions. The global intangible low-taxed income (“GILTI”) provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company is currently in a tested loss and does not incur a GILTI tax. In India, we continue to invest and grow our research and development activities and have no plans to repatriate undistributed earning held in India back to the U.S. parent company, and therefore consider earnings in India to be permanently reinvested.

Liquidity and Capital Resources

As of March 31, 2020, we had $461.2 million of cash and cash equivalents, $4.4 million of cash and cash equivalents held in our foreign subsidiaries, $75.0 million of availability under the Credit Agreement (as defined below) and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit, issued primarily in connection with our corporate headquarters lease. As of March 31, 2020, we had $539.2 million in working capital, which we define as current assets less current liabilities, excluding deferred revenue.

We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Credit Agreement will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities and the introduction of new solutions and product enhancements. To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may borrow under our Credit Agreement or seek to raise additional funds through equity, equity-linked or debt financings. Any additional equity financing may be dilutive to our existing stockholders. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness or use cash resources. As of March 31, 2020, we had no material commitments for capital expenditures.

Since inception, we have financed operations primarily through license fees, maintenance fees, SaaS subscription fees, consulting and training fees, borrowings under our prior credit agreement and, to a lesser degree, the sale of equity securities. Our principal uses of cash are funding operations and capital expenditures. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in key initiatives to drive the Company long-term growth.

Credit Agreement

In March 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time through the date hereof, the “Credit Agreement”). In September 2019, the Company amended the Credit Agreement in connection with the issuance and sale of the Notes. Such amendment included a decrease in the commitments for revolving credit loans from an initial $150.0 million to $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances and is subject to certain financial covenants. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement.

Borrowings under the Credit Agreement are scheduled to mature in March 2024. We had no outstanding revolving credit loan balance as of March 31, 2020 and December 31, 2019. We were in compliance with all applicable covenants as of March 31, 2020.

See Note 8 “Credit Agreement” in our notes to condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Credit Agreement.

Convertible Senior Notes

In September 2019, we issued $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 (the “Notes”), in a private offering to qualified institutional buyers. In connection with the issuance of the Notes and exercise in full of the initial purchasers’ option, the Company used $37.1 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “Capped Call Transactions”).

See Note 9 “Convertible Senior Notes and Capped Call Transactions” in our notes to condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Notes and Capped Call Transactions.

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Net cash provided by operating activities	$16,459	$17,228
Net cash used in investing activities	(229)	(2,295)
Net cash provided by financing activities	1,162	343
Net increase in cash, cash equivalents and restricted cash	$17,392	$15,276

Cash Flows from Operating Activities

During the three months ended March 31, 2020, cash provided by operating activities was $16.5 million, which consisted of net loss of $8.4 million, adjusted by non-cash charges of $18.2 million and a net change of $6.7 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $4.6 million, amortization of debt discount and issuance costs of $4.4 million, amortization of contract acquisition costs of $3.0 million, loss on disposal of fixed assets of $0.1 million, credit loss expense of $0.1 million, stock-based compensation of $6.2 million, a net decrease in operating leases of $0.1 million and a net decrease in deferred taxes of $0.1 million. The change in our net operating assets and liabilities was $6.7 million as a result of a decrease in accounts receivable due to the timing of receipts of payments from customers, partially offset by an increase in prepayments and other assets primarily due to increase in deferred contract acquisition costs, a decrease in accounts payable due to timing of cash disbursements, a decrease in accrued expenses and other liabilities due primarily to payment of commissions and bonuses, a decrease in income taxes payable, and a decrease in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services.

During the three months ended March 31, 2019, cash provided by operating activities was $17.2 million, which consisted of a net loss of $8.4 million, adjusted by non-cash charges of $10.4 million and a net change of $15.2 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $3.3 million, amortization of contract acquisition costs of $2.2 million, stock-based compensation of $4.6 million and a net change in operating leases of $0.3 million. The change in our net operating assets and liabilities was $15.2 million as a result of an increase in accrued expenses and other liabilities due primarily to accrual of deferred rent and lease liabilities due to adoption of ASC 842 and a decrease in accounts receivable due to the timing of receipts of payments from customers, partially offset by an increase in prepayments and other assets, a decrease in accounts payable due to timing of cash disbursements and a decrease in deferred revenue due to the timing of billings of revenue recognition and cash received in advance of revenue recognition primarily for subscription and support services.

Cash Flows from Investing Activities

During the three months ended March 31, 2020, cash used in investing activities was $0.2 million, consisting primarily of purchases of property and equipment.

During the three months ended March 31, 2019, cash used in investing activities was $2.3 million, consisting primarily of purchases of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2020, cash provided by financing activities was $1.2 million, consisting of $1.3 million of proceeds from exercise of stock options, partially offset by $0.2 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business in our contractual obligations and commitments, as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

We believe that the accounting policies associated with revenue recognition, the valuation allowance based on expected credit losses and the collectability of accounts receivable, stock-based compensation expense, fair value of the liability and equity components of the Notes, income taxes and valuation of long-lived assets and goodwill are the most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates.

Except for the adoption of ASU 2016-13, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report for a full discussion of these estimates and policies. See Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 3 “Allowance for Expected Credit Losses” in our notes to condensed consolidated financial statements included in this Quarterly Report for more information on the adoption of ASU 2016-13.

Recent Accounting Pronouncements

See Note 1 “Description of Business and Summary of Significant Accounting Policies” in our notes to condensed consolidated financial statements included in this Quarterly Report for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a description of market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report. Our exposure to market risks related to inflation risk has not changed materially from the exposure described in the Annual Report.

Interest Rate Risk

We had cash and cash equivalents of $467.5 million as of March 31, 2020. Included in our cash and cash equivalence balance is restricted cash of $6.3 million as of March 31, 2020. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. As of March 31, 2020, we do not believe a hypothetical 10% relative change in interest rates would have a material impact on the value of our cash equivalents.

We did not have any investments in marketable securities as of March 31, 2020.

In September 2019, we issued and sold $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 in a private offering to qualified institutional buyers. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount and debt issuance costs on our balance sheets, and we present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risk related to operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British pound, Australian dollar, Singaporean dollar, Israeli shekel and the Indian rupee. As of March 31, 2020, our cash and cash equivalents included $4.4 million held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net, on our consolidated statements of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding disclosure. Our CEO and CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of March 31, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

During the first quarter of 2020, we implemented internal controls to ensure that we properly assessed the impact of the new accounting standards related to credit losses and implementation costs of cloud computing arrangements on our financial statements to facilitate their adoption on January 1, 2020. However, there were no significant changes to our internal control over financial reporting due to the adoption of such new standards. There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to, nor is our property currently subject to, any material legal proceedings. We are not aware of any governmental inquiries or investigations into our business.

Item 1A. Risk Factors

Except with respect to the risk factor set forth below, there have been no material changes to the risk factors disclosed in Part I, Item 1A in the Company’s Annual Report.

The effects of the COVID-19 pandemic may materially affect how we and our customers operate, and the duration and extent to which this may impact our future results of operations and overall financial performance remains uncertain.

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, as the disease began to spread around the world, the World Health Organization declared the COVID-19 outbreak a pandemic. In light of the rapid spread of COVID-19 in the United States and abroad, government and public health authorities have recommended social distancing and imposed various quarantine and isolation measures on large portions of the population, including mandatory business closures. Although some of the restrictions have begun to be lifted, these and other measures, while intended to protect human life, have had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. Our business may also be negatively impacted by the COVID-19 pandemic.

As a result of the COVID-19 pandemic, we have temporarily closed our offices (including our corporate headquarters in Austin, Texas) in the United States, India, Israel and the United Kingdom and implemented certain travel restrictions. We have shifted certain of our customer events to virtual-only experiences and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events and otherwise alter our marketing efforts in the future. This trend could materially and adversely affect our sales cycle, conversion rate, the quantity and quality of our customer pipeline and our ability to effectively deliver our products and services to our customers.

The conditions caused by the COVID-19 pandemic may also affect the rate of IT spending by our current and prospective customers and could adversely affect their ability or willingness to attend our events or to purchase our offerings, delay prospective customers’ purchasing decisions, adversely impact our ability to provide on-site consulting services to our customers, delay the provisioning of our offerings, result in customer requests to lengthen payment terms or reduce the value or duration of subscription contracts, cause customers to fail to make timely payments or affect attrition rates, all of which could adversely affect our future bookings, revenue mix, operating results and overall financial performance. For example, our performance and operations during the first quarter of 2020 were negatively affected by the impact of COVID-19 in March, and we could experience similar or more dramatic effects in future periods. The impacts of COVID-19 have made it difficult to accurately forecast our future financial performance. Many experts predict a severe global economic recession as a result of the COVID-19 pandemic. A significant weakening of the global economy, and even more so in the United States, more limited availability of credit, a reduction in business confidence and activity, or economic uncertainty could result in reductions in sales of our solutions, longer sales cycles, slower adoption of new technologies and increased price competition, which could have an adverse effect on our business, operating results and financial position.

Given the nature and significance of the events described above, we are not able to enumerate all potential risks to our business; however, we believe that in addition to the possible impacts described above, other potential impacts of these recent events include, but are not limited to:

•	an increased likelihood of interruptions with the delivery of our SaaS solutions or third-party cloud-based systems that we use in our operations;
•	a decrease in the volume of sales through our channel partners due to changes to their business models as a result of COVID-19;
•	cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;
•	risk of stockholder lawsuits arising from volatility in the trading price of our common stock and other securities-related claims;
•	litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;
•	changes to our culture and workforce to adjust to market conditions and as a result of increased remote connectivity;
•	potentially higher borrowing costs in the future;
•	impairments and other accounting charges if demand for our services and products decreases; and
•	infections and quarantining of our employees and the personnel of our customers, suppliers and other third parties in areas in which we operate.

The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers, partners and vendors. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in “Risk Factors” in the Annual Report, such as those relating to our financial performance and debt obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 16, 2017, the Registration Statement on Form S-1 (File No. 333-221036) relating to our initial public offering was declared effective by the SEC and we priced our initial public offering. Pursuant to the Registration Statement, we registered an aggregate of 23.0 million shares of our common stock, of which 15.8 million shares were sold by us and 7.2 million shares were sold by certain selling stockholders named therein at a price to the public of $12.00 per share (for an aggregate offering price of $276.0 million). We received net proceeds of $172.0 million, after deducting underwriting discounts and commissions of $13.3 million and offering-related expenses of $4.4 million. As of March 31, 2020, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and $1.8 million of such proceeds to pay a related prepayment premium; the remaining net proceeds are held in cash and have not been deployed.

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

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

10.1+*	Confidential Separation Agreement, dated March 31, 2020, by and between SailPoint Technologies Holdings, Inc. and Andrew Kahl.

10.2+*	Offer Letter, dated March 6, 2020, by and between SailPoint Technologies, Inc. and Grady Summers.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Inline Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).
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

SailPoint Technologies Holdings, Inc.,

Date: May 7, 2020	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ Jason Ream
Jason Ream
Chief Financial Officer (Principal Financial Officer)