Form 10-Q
period 2020-06-30
Sailpoint Technologies Holdings, Inc.
filed 2020-08-06
CIK 1627857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The registrant had 90,681,170 shares of common stock outstanding as of July 31, 2020.

SailPoint Technologies Holdings, Inc.

PART I

ITEM 1. Financial Statements (Unaudited)

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated Balance sheets

	As of
	June 30, 2020	December 31, 2019
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$470,602	$443,795
Restricted cash	6,333	6,325
Accounts receivable, net of allowance	94,899	106,428
Prepayments and other current assets	28,247	27,870
Total current assets	600,081	584,418
Property and equipment, net	19,730	21,300
Right-of-use assets, net	28,562	31,104
Other non-current assets, net of allowance	37,853	30,554
Goodwill	241,121	241,051
Intangible assets, net	75,226	81,651
Total assets	$1,002,573	$990,078
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,176	$3,224
Accrued expenses and other liabilities	35,475	40,214
Income taxes payable	99	1,994
Deferred revenue	128,311	127,132
Total current liabilities	167,061	172,564
Deferred tax liability - non-current	8,787	8,900
Convertible senior notes, net	317,755	309,051
Long-term operating lease liabilities	35,174	38,035
Other long-term liabilities	1,000	2,500
Deferred revenue - non-current	25,025	24,901
Total liabilities	554,802	555,951
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 90,607 shares as of June 30, 2020 and 89,676 shares as of December 31, 2019	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Additional paid in capital	461,785	442,407
Accumulated deficit	(14,023)	(8,289)
Total stockholders' equity	447,771	434,127
Total liabilities and stockholders’ equity	$1,002,573	$990,078

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands, except per share data)
	(Unaudited)
Revenue
Licenses	$34,880	$19,333	$55,884	$38,002
Subscription	45,922	33,711	89,803	65,546
Services and other	11,656	10,010	22,213	20,089
Total revenue	92,458	63,054	167,900	123,637
Cost of revenue
Licenses	1,106	1,015	2,186	2,074
Subscription	8,657	6,315	17,133	12,128
Services and other	8,669	8,379	17,675	16,376
Total cost of revenue	18,432	15,709	36,994	30,578
Gross profit	74,026	47,345	130,906	93,059
Operating expenses
Research and development	17,653	13,398	33,461	26,170
General and administrative	9,371	8,490	18,885	17,627
Sales and marketing	38,934	35,536	75,794	66,024
Total operating expenses	65,958	57,424	128,140	109,821
Income (loss) from operations	8,068	(10,079)	2,766	(16,762)
Other expense, net:
Interest income	169	379	1,441	425
Interest expense	(4,586)	(118)	(9,118)	(153)
Other, net	(112)	(306)	(436)	(723)
Total other expense, net	(4,529)	(45)	(8,113)	(451)
Income (loss) before income taxes	3,539	(10,124)	(5,347)	(17,213)
Income tax (expense) benefit	(497)	927	(28)	(374)
Net income (loss)	$3,042	$(9,197)	$(5,375)	$(17,587)
Net income (loss) available to common stockholders	$3,042	$(9,197)	$(5,375)	$(17,587)
Net income (loss) per share
Basic	$0.03	$(0.10)	$(0.06)	$(0.20)
Diluted	$0.03	$(0.10)	$(0.06)	$(0.20)
Weighted average shares outstanding
Basic	90,328	88,767	90,095	88,533
Diluted	91,599	88,767	90,095	88,533

See accompanying notes to unaudited condensed consolidated financial statements.

Sailpoint technologies Holding, Inc. and subsidiaries

Condensed Consolidated STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2020
	Common Stock		Additional
	Number of shares	Par value	paid in capital	Accumulated deficit	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at March 31, 2020	90,169	$9	$449,760	$(17,065)	$432,704
Exercise of stock options	195	—	1,490	—	1,490
Restricted stock units vested, net of tax settlement	67	—	(81)	—	(81)
Stock-based compensation expense	—	—	7,150	—	7,150
Common stock issued under employee stock plan	176	—	3,466	—	3,466
Net income	—	—	—	3,042	3,042
Balance at June 30, 2020	90,607	$9	$461,785	$(14,023)	$447,771

	For the Six Months Ended June 30, 2020
	Common Stock		Additional
	Number of shares	Par value	paid in capital	Accumulated deficit	Stockholders' equity
	(In thousands)
	(Unaudited)
Balance at December 31, 2019	89,676	$9	$442,407	$(8,289)	$434,127
Cumulative effect adjustment from the adoption of ASC 326, net of tax	—	—	—	(359)	(359)
Exercise of stock options	423	—	2,807	—	2,807
Restricted stock units vested, net of tax settlement	332	—	(236)	—	(236)
Stock-based compensation expense	—	—	13,341	—	13,341
Common stock issued under employee stock plan	176	—	3,466	—	3,466
Net loss	—	—	—	(5,375)	(5,375)
Balance at June 30, 2020	90,607	$9	$461,785	$(14,023)	$447,771

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

Sailpoint technologies Holding, Inc. and subsidiaries

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
	(Unaudited)
Operating activities
Net loss	$(5,375)	$(17,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	9,151	6,890
Amortization of debt discount and issuance costs	8,788	51
Amortization of contract acquisition costs	6,058	4,691
Gain on disposal of fixed assets	(5)	(21)
Provision for credit losses	805	89
Stock-based compensation expense	13,341	9,609
Operating leases, net	(222)	443
Deferred taxes	(113)	—
Net changes in operating assets and liabilities
Accounts receivable	10,365	30,767
Prepayments and other current assets	(6,380)	(6,131)
Other non-current assets	(7,382)	(1,820)
Accounts payable	(48)	(1,192)
Accrued expenses and other liabilities	(6,338)	(3,531)
Income taxes	(1,895)	(1,552)
Deferred revenue	1,303	1,123
Net cash provided by operating activities	22,053	21,829
Investing activities
Purchase of property and equipment	(1,286)	(3,623)
Proceeds from sale of property and equipment	11	17
Net cash used in investing activities	(1,275)	(3,606)
Financing activities
Payment of debt issuance costs	—	(829)
Taxes associated with net issuances of shares upon vesting of restricted stock units	(236)	—
Proceeds from employee stock purchase plan contributions	3,466	2,926
Exercise of stock options	2,807	1,796
Net cash provided by financing activities	6,037	3,893
Net increase in cash, cash equivalents and restricted cash	26,815	22,116
Cash, cash equivalents and restricted cash, beginning of period	450,120	77,236
Cash, cash equivalents and restricted cash, end of period	$476,935	$99,352

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

These financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 24, 2020 (the “Annual Report”).

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple performance obligation in revenue recognition, the valuation allowance based on expected credit losses and the collectability of accounts receivable, valuation and estimated useful lives of long-lived assets, fair value of the liability and equity components of the Notes (as defined below), stock-based compensation expense and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon periodic evaluation. Actual results could differ from those estimates.

Concentration of Credit Risk and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of June 30, 2020 and December 31, 2019, no single customer represented more than 10% of the balance in accounts receivable. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company. No single customer represented more than 10% of revenue for the three or six months ended June 30, 2020 or 2019. The Company does not experience concentration of credit risk in foreign countries as no single foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

Significant Accounting Policies

The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Annual Report, most notably Note 2 “Summary of Significant Accounting Policies.” Except for the adoption of ASU 2016-13 described below, there have been no changes to our significant accounting policies described in our Annual Report that have had a material impact on our condensed consolidated financial statements and related notes.

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

With the adoption of ASU 2018-15, the Company evaluates upfront costs including implementation, set-up or other costs (collectively, implementation costs) for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized. Capitalized implementation costs are recorded in prepayments and other current assets or other non-current assets and amortized over the expected term of the arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewal options. During the six months ended June 30, 2020, the Company’s capitalized implementation costs related to hosting arrangements were not material.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Accounting Standards Codification or ASC 326).” This standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also expands the required quantitative and qualitative disclosures surrounding expected credit losses.

On January 1, 2020, we adopted ASC 326 using the modified retrospective transition method, which requires a cumulative adjustment, if applicable, to be recorded to accumulated deficit. In addition, it is important to note that under the modified retrospective transition method, our prior period results were not recast to reflect this standard. We implemented internal controls and key system functionality to enable the preparation of financial information upon adoption.

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

2. Revenue Recognition

Disaggregation of Revenue

The Company’s revenue by geographic region based on the customer’s location is presented in Note 13 “Segment and Geographic Information.”

The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	License	Subscription	Services and other	License	Subscription	Services and other
	(In thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$34,880	$—	$—	$19,333	$—	$—
Revenue recognized over time	—	45,922	11,656	—	33,711	10,010
Total revenue	$34,880	$45,922	$11,656	$19,333	$33,711	$10,010

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	License	Subscription	Services and other	License	Subscription	Services and other
	(in thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$55,884	$—	$—	$38,002	$—	$—
Revenue recognized over time	—	89,803	22,213	—	65,546	20,089
Total revenue	$55,884	$89,803	$22,213	$38,002	$65,546	$20,089

Contract Balances

A summary of the activity impacting our contract balances during the reporting periods is presented below:

	Contract Acquisition Costs
	Six Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Beginning Balance	$35,152	$28,043
Additional deferred contract acquisition costs	10,360	5,283
Amortization of deferred contract acquisition costs	(6,058)	(4,691)
Ending Balance	$39,454	$28,635

As of June 30, 2020 and December 31, 2019, $12.1 million and $10.9 million, respectively, of our deferred contract acquisition costs are included in prepayments and other current assets as they are expected to be amortized within the next 12 months. The remaining amount of our deferred contract acquisition costs are included in other non-current assets. There were no material impairments of deferred contract acquisition costs for the periods ended June 30, 2020 or 2019.

	Deferred Revenue
	Six Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Beginning Balance	$152,033	$114,301
Increase, net	1,303	1,123
Ending Balance	$153,336	$115,424

Deferred revenue, which is a contract liability, consists primarily of amounts invoiced in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. During the three and six months ended June 30, 2020, revenue recognized that was previously deferred was $49.9 million and $88.6 million, respectively, compared to revenue recognized that was previously deferred of approximately $39.0 million and $68.8 million during the three and six months ended June 30, 2019. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance and the customer billings.

Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at the contract level, and typically result from sales contracts where revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. Contract assets are included in prepayments and other current assets and other non-current assets in the condensed consolidated balance sheets. During the six months ended June 30, 2020 and 2019, amounts reclassified from contract assets to accounts receivable were $2.7 million and $1.8 million, respectively.

Remaining Performance Obligations

Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract revenue that has not yet been recognized and is included in deferred revenue, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2020, amounts allocated to these additional performance obligations are $244.4 million, of which we expect to recognize $156.9 million as revenue over the next 12 months with the remaining balance recognized thereafter.

3. Allowance for Expected Credit Losses

The allowance for expected credit losses is a valuation account that is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected on contracts with customers. Accounts receivable and contract assets are written off when management believes non-collectability is confirmed. Recoveries of financial assets previously written off shall be recorded when received against the provision for credit losses.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts over a financial asset’s contractual term. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made from qualitative and quantitative factors if economic conditions at the reporting date reflect stronger or weaker economic performance than the historical data implies based on management’s expectations of economic conditions on certain indicators of the Company, industry and economy. We review factors such as past collection experience, age of the accounts receivable balance, significant trends in current balances, internal operations and macroeconomic conditions. As of June 30, 2020, SailPoint evaluated these economic conditions and made adjustments to historical loss information for certain economic risk factors, such as COVID-19.

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

The following table presents the changes in the allowance for expected credit losses for financial assets measured at amortized cost:

	Accounts Receivable	Contract Assets
	Six Months Ended
	June 30, 2020
	(In thousands)
Beginning Balance	$—	$—
Adoption of ASC 326	407	65
Provision for credit losses, net of recoveries	764	41
Write-offs	(438)	—
Ending Balance	$733	$106

4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets that are measured at fair value on a recurring basis:

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$5,125	—	—	$5,125
Total cash equivalents	$5,125	—	—	$5,125

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$364,127	—	—	$364,127
Total cash equivalents	$364,127	—	—	$364,127

The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of June 30, 2020 and December 31, 2019 and are excluded from the fair value tables above.

See Note 9 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of our Notes (as defined below) as of June 30, 2020.

5. Business Combinations

2019 Acquisitions

Orkus

On October 15, 2019, the Company acquired 100% of the equity interest in Orkus, Inc. (“Orkus”), a Delaware corporation engaged in the development and license of software products to assist customers in monitoring and controlling access and authorization across hybrid cloud assets. Total consideration related to the acquisition was $16.5 million in cash, of which $2.0 million is to be paid upon the lapse of an indemnification period of 12 months and 24 months of the acquisition date. As of June 30, 2020 and December 31, 2019, $1.0 million of holdback amount is reflected within accrued expenses and other liabilities and $1.0 million is included in other long-term liabilities in the condensed consolidated balance sheets.

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

Overwatch.ID

On October 15, 2019, the Company acquired 100% of the equity interest in Overwatch.ID, Inc. (“Overwatch.ID”), a Delaware corporation engaged in the development and license of software products focused on access controls security for cloud applications, cloud computing, hybrid IT environments, and on-premises infrastructure. The consideration related to the acquisition was $20.9 million in cash, of which $3.0 million is to be paid upon the lapse of an indemnification period of 12 months and 18 months of the acquisition date. As of June 30, 2020 and December 31, 2019, $3.0 million and $1.5 million, respectively, of the holdback is included within accrued expenses and other current liabilities in the condensed consolidated balance sheets. As of December 31, 2019, $1.5 million of the holdback is included in other long-term liabilities in the condensed consolidated balance sheet.

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

Additional Acquisition Related Information

The operating results of the acquired companies are included in our condensed consolidated statements of income from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our condensed consolidated statement of operations.

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

6. Goodwill and Intangible Assets

Goodwill

The following table reflects goodwill activity for the six months ended June 30, 2020:

(In thousands)
Balance, December 31, 2019	$241,051
Measurement period adjustments	70
Balance, June 30, 2020	$241,121

There were no impairments of goodwill during the periods ended June 30, 2020 or 2019.

Total cost and amortization of intangible assets are comprised of the following:

		As of
	Weighted Average Useful Life	June 30, 2020	December 31, 2019
Intangible assets, net	(In years)	(In thousands)
Customer lists	15	$42,500	$42,500
Developed technology	8.9	58,370	58,440
Trade names and trademarks	17	24,500	24,500
Other intangible assets	4.8	3,689	3,689
Total intangible assets		129,059	129,129
Less: Accumulated amortization		(53,833)	(47,478)
Total intangible assets, net		$75,226	$81,651

Amortization expense for the following periods is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Cost of revenue - licenses	$1,008	$1,008	$2,016	$2,016
Cost of revenue - subscription	911	96	1,821	192
Research and development	190	159	381	318
Sales and marketing	1,069	1,068	2,137	2,136
Total amortization expense	$3,178	$2,331	$6,355	$4,662

Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments of intangible assets during the periods ended June 30, 2020 or 2019.

The total estimated future amortization expense of these intangible assets as of June 30, 2020 is as follows:

Year Ending December 31,	(in thousands)
2020 (except the six months ended June 30)	$6,312
2021	12,585
2022	12,247
2023	11,744
2024	9,412
Thereafter	22,926
Total amortization expense	$75,226

7. Commitments and Contingencies

Letters of Credit

As of June 30, 2020 and December 31, 2019, the Company had an aggregate of $6.0 million of cash collateral for an unconditional standby letter of credit related to the Company’s corporate headquarters lease. The Company is also required to maintain a small amount of restricted cash to guarantee rent payments in a foreign subsidiary.

Operating Leases

As of June 30, 2020, our leases, which primarily consist of office leases, have remaining lease terms of less than one year to nine years. Certain leases include early termination and/or extension options; however, exercise of these options is at the Company’s sole discretion. As of June 30, 2020, the Company determined it is not reasonably certain it will exercise the options to extend its leases or terminate them early. As of June 30, 2020, we have no financing leases and our non-cancelable operating lease commitments excludes variable consideration.

The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(in thousands)
2020 (except the six months ended June 30)	$2,761
2021	5,773
2022	5,686
2023	5,238
2024	4,944
Thereafter	22,283
Total minimum lease payments	46,685
Less: interest	(7,462)
Total present value of operating lease liabilities	$39,223

Current operating lease liabilities	$4,049
Long-term operating lease liabilities	35,174
Total operating lease liabilities	$39,223

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

The Company had no outstanding revolving credit loan balance under the Credit Agreement as of June 30, 2020 and December 31, 2019. The Company was in compliance with all applicable covenants as of June 30, 2020.

The Company incurred total debt issuance costs of $0.8 million in connection with the Credit Agreement, which the net balance is included in other non-current assets in the accompanying condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the Credit Agreement on a straight-line basis. Amortization of debt issuance for the periods ended June 30, 2020 and 2019 was not material and recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company was in compliance with all applicable covenants as of June 30, 2020.

As of June 30, 2020, the conditions allowing holders of the Notes to convert have not been met since issuance, and therefore, the Notes were classified as long-term debt on our condensed consolidated balance sheets.

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

As of June 30, 2020, the Notes have a remaining life of 51 months.

The net carrying amount of the liability and equity components of the Notes for the periods presented is as follows:

	As of
	June 30, 2020	December 31, 2019
	(In thousands)
Liability component
Principal	$400,000	$400,000
Unamortized discount	(76,512)	(84,542)
Unamortized issuance costs	(5,733)	(6,407)
Net carrying amount	$317,755	$309,051

Equity component, net of issuance costs	$86,764	$86,764

The interest expense recognized related to the Notes for the periods presented is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
	(In thousands)
Contractual interest expense	$125	$250
Amortization of debt discount	4,042	8,031
Amortization of debt issuance costs	337	674
Total	$4,504	$8,955

As of June 30, 2020, the total estimated fair value of the Notes was $449.3 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, and quoted prices of the Notes in an over-the-counter market.

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

As of June 30, 2020, 0.6 million shares were available for issuance under the 2015 Stock Option Plans, including less than 0.1 million shares available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

2017 Long Term Incentive Plan

In November 2017, the Company’s Board of Directors adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options, NSOs to purchase shares of common stock and RSUs. As of June 30, 2020, the Company had reserved 17.7 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan is increased on each January 1 by 4.4 million shares of common stock. Options and RSUs granted to employees under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan. As of June 30, 2020, 11.3 million shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

The fair value for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights, as discussed further below, during the periods presented were estimated at grant date using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Expected dividend rate	0%	0%	0%	0%
Expected volatility	50.8% - 56.2%	39.3% - 39.8%	48.1% - 56.2%	39.8% - 46.0%
Risk-free interest rate	0.42% - 1.53%	1.84% - 2.59%	0.18% - 1.57%	2.29 - 2.44%
Expected term (in years)	6.25	6.25	0.50	0.42 - 0.50

The following table summarizes stock option activity for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(Years)	(In thousands)
Balances at December 31, 2019	2,786	$13.67	7.7	$31,489
Granted	585	$24.68
Exercised	(423)	$6.64
Forfeited	(224)	$20.45
Balances at June 30, 2020	2,724	$16.57	7.9	$28,640
Options vested and expected to vest at June 30, 2020	2,724	$16.57	7.9	$28,640
Options vested and exercisable at June 30, 2020	1,124	$9.92	6.6	$19,183

The Company expects all outstanding stock options to fully vest. The weighted average grant date fair value per share for the six months ended June 30, 2020 and 2019 was $8.82 and $12.06, respectively. The total fair value of shares vested for the three and six months ended June 30, 2020 was $0.9 million and $3.7 million, respectively, compared to approximately $0.5 million and $2.9 million for the three and six months ended June 30, 2019, respectively.

The total unrecognized compensation expense related to non-vested stock options granted is $15.0 million and is expected to be recognized over a weighted average period of 2.7 years as of June 30, 2020.

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

The Company did not grant any additional incentive units during the periods ended June 30, 2020. During the first quarter of 2019, all of the remaining 0.7 million incentive units were vested with a weighted average grant date fair value of $0.05 per share. Therefore, subsequent to the first quarter of 2019, we incurred no additional stock-based compensation expense and there is no further unrecognized compensation expense or intrinsic value related to non-vested incentive units.

Restricted Stock Units

The following table summarizes the RSU activity for the Company for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(Years)	(In thousands)
Balances at December 31, 2019	1,881	$23.08	1.6	$44,386
Granted	1,875	$22.55
Vested	(342)	$26.02
Forfeited	(179)	$23.17
Balances at June 30, 2020	3,235	$22.46	1.7	$85,626
Units expected to vest at June 30, 2020	3,235	$22.46	1.7	$85,626

The Company expects all outstanding RSUs to fully vest. The total unrecognized compensation related to RSUs was $63.9 million as of June 30, 2020 and is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan

The Company initially reserved 1.8 million shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP increases each January 1 by 0.9 million shares of common stock. The ESPP will continue in effect unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time. As of June 30, 2020, 2.8 million shares were available for issuance under the ESPP Plan. During each of the six months ended June 30, 2020 and 2019, the Company issued and distributed approximately 0.2 million shares of common stock pursuant the ESPP offering periods spanning from December 3, 2019 to June 3, 2020 and January 2, 2019 to June 3, 2019, respectively. The current ESPP offering period is June 4, 2020 through December 2, 2020. Stock-based compensation expense associated with ESPP purchase rights are recognized on a straight-line basis over the offering period.

A summary of the Company’s stock-based compensation expense, which includes stock options, incentive units, RSUs and ESPP, is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Stock options	$1,437	$1,392	$2,828	$2,636
Incentive units	—	—	—	351
RSUs	5,261	3,029	9,459	5,357
ESPP	452	549	1,054	1,265
Total stock-based compensation expense	$7,150	$4,970	$13,341	$9,609

A summary of the Company’s stock-based compensation expense as recognized on the condensed consolidated statements of operations is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Cost of revenue - subscription	$396	$284	$785	$544
Cost of revenue - services and other	391	380	818	729
Research and development	1,487	916	2,988	1,833
General and administrative	1,950	1,644	2,952	3,015
Sales and marketing	2,926	1,746	5,798	3,488
Total stock-based compensation expense	$7,150	$4,970	$13,341	$9,609

11. Income Taxes

Income Taxes

The effective tax rate for the three and six months ended June 30, 2020 is 14.0% and (0.5)%, respectively, compared to 9.2% and (2.2)% for the three and six months ended June 30, 2019, respectively. The primary drivers for the differences in the rates from the prior-year period to the current-year period are related to differences in forecasted pre-tax book income, the impact of stock compensation, an increase in foreign tax liabilities and the impact of valuation allowance build.

Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which the Company conducts business. While the Company is expected to be in an overall deferred tax liability position for the period ended December 31, 2020 based on the full-year forecast, the Company is still in a three-year cumulative book loss. Based on an analysis of the utilization of its federal and state deferred tax assets, the Company has included in its FIN18 forecasted effective tax rate a valuation allowance build for the portion of deferred tax assets for which there is not sufficient offsetting future deferred tax liabilities. The Company still maintains a full valuation allowance for its Israel tax position due to the lack of taxable earnings for the foreseeable future.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the periods ended June 30, 2020 and 2019, the Company did not record any material interest or penalties.

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

The following table sets forth the calculation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands, except per share data)
Numerator
Net income (loss)	$3,042	$(9,197)	$(5,375)	$(17,587)
Net income (loss) attributable to common stockholders	$3,042	$(9,197)	$(5,375)	$(17,587)

Denominator
Weighted average shares outstanding
Basic	90,328	88,767	90,095	88,533
Diluted	91,599	88,767	90,095	88,533

Net income (loss) attributable to common stockholders per share
Basic	$0.03	$(0.10)	$(0.06)	$(0.20)
Diluted	$0.03	$(0.10)	$(0.06)	$(0.20)

The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Stock options to purchase common stock	1,491	1,458	2,943	3,108
RSUs issued and outstanding	1,805	1,941	1,212	1,791
ESPP	—	57	182	28
Total	3,296	3,456	4,337	4,927

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

13. Segment and Geographic Information

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from licensing of software, sale of our maintenance, SaaS subscription offerings, professional services and technical support. Revenue is classified by the following major geographic areas: (i) United States, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) rest of the world.

The following are a summary of consolidated revenues within geographic areas:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
United States	$69,197	$44,399	$123,696	$85,959
EMEA (1)	13,047	12,332	26,775	26,269
Rest of the World (1)	10,214	6,323	17,429	11,409
Total revenue	$92,458	$63,054	$167,900	$123,637
(1)	No single country outside of the United States represented more than 10% of our revenue.

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

You should not rely upon forward-looking statements as predictions of future events or place undue reliance thereon. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections, in light of currently available information, about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors. Important factors, some of which are beyond our control, that could cause actual results to differ materially from our historical results or those expressed or implied by these forward-looking statements include the following: the effect of the novel coronavirus disease (“COVID-19”) global pandemic and its aftermath, as well as governmental, business and other actions in response, on the global economy and on our business; the scope, duration and severity of the COVID-19 pandemic, including any recurrence, as well as the timing of the economic recovery following the pandemic; our ability to achieve and sustain profitability; our ability to sustain historical growth rates; our ability to attract and retain customers and to deepen our relationships with existing customers; an increased focus in our business from selling licenses to selling subscriptions; breaches in our security, cyber-attacks or other cyber-risks; interruptions with the delivery of our SaaS solutions or third-party cloud-based systems that we use in our operations; our ability to compete successfully against current and future competitors; the length and unpredictable nature of our sales cycle; delayed effects on our operating results from ratably recognizing some of our revenue; fluctuations in our quarterly results; our ability to maintain successful relationships with our channel partners; the increasing complexity of our operations; real or perceived errors, failures or disruptions in our platform or solutions; our ability to adapt and respond to rapidly changing technology, industry standards, regulations or customer needs, requirements or preferences; our ability to achieve and maintain an effective system of disclosure controls and internal control over financial reporting; our ability to comply with our privacy policy or related legal or regulatory requirements; our ability to accurately forecast our estimated annual effective tax rate for financial accounting purposes; our ability to successfully identify, acquire and integrate companies and assets; our ability to maintain high-quality customer satisfaction; and our ability to maintain and enhance our brand or reputation as an industry leader. More information on these risks and other potential factors that could affect our financial results is included in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Annual Report and “Risk Factors” in Part II, Item 1A in subsequent quarterly reports. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Our solutions address the complex needs of global enterprises and mid-market organizations. As of June 30, 2020, 1,582 customers across a wide variety of industries were using our products to enable and secure digital identities across the globe.

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

Recent Developments and Outlook

In December 2019, COVID-19 was identified in Wuhan, China. In March 2020, as the disease began to spread around the world, the World Health Organization subsequently declared the COVID-19 outbreak a pandemic. In light of the rapid spread of COVID-19 in the United States and abroad, government and public health authorities have recommended social distancing and imposed various quarantine and isolation measures on large portions of the population, including mandatory business closures. While intended to protect human life, these restrictions have had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. In response to these measures, we have made certain adjustments to our operations, but we are not yet certain how these changes or the broader effects of COVID-19 on global economies will affect our financial performance going forward. For example, as a result of the COVID-19 pandemic, we have shifted all customer events to virtual-only experiences for the remainder of 2020. It remains unclear what effect this trend may have on our sales cycle, conversion rate or the quantity and quality of our customer pipeline.

The conditions caused by the COVID-19 pandemic may also affect the rate of IT spending by our current and prospective customers. The COVID-19 pandemic could materially adversely affect our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, or cause customers to fail to make timely payments. We have seen an immaterial number of customer requests, and may continue to see similar requests, to lengthen payment terms or reduce the value or duration of subscription contracts, and we believe that the effects of COVID-19 had a slight adverse impact on our renewal rates during the quarter as well, though much of this impact could be attributable to timing. In addition, due to local and regional restrictions, we have not been able to provide on-site consulting services to our customers during the pandemic, but this has not resulted in any meaningful adverse impact on our ability to deliver such services because a significant portion of our consulting services have historically been provided remotely and most on-site projects transitioned to a remote delivery model.

Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce, we believe the value and scalability of our identity platform has become even more evident. We believe that the pandemic did not have a material adverse impact on our financial performance during the first half of 2020. While we did note that our performance during the first quarter was somewhat dampened by the impact of COVID-19, we closed some additional deals during the second quarter that had slipped out of the first quarter due to uncertainty around COVID-19. For the remainder of 2020, we foresee healthy demand of our solutions given the aforementioned virtual workforce shift, though we recognize that the uncertainty related to COVID-19 may result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

The challenges posed by COVID-19 on our business and our customers’ businesses may evolve rapidly, and the speed, trajectory and strength of a recovery in general economic conditions remains highly uncertain and could be slowed or reversed by a number of factors, including a possible widespread resurgence in COVID-19 infections in the second half of 2020 without the availability of generally effective therapeutics or a vaccine for the disease. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. See “Risk Factors” in Part II, Item 1A of the Quarterly Report for the quarter ended March 31, 2020 for information regarding the possible effects of COVID-19 on our business.

Key Business Metrics

In addition to our GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Number of customers	1,582	1,278	1,582	1,278
Subscription revenue as a percentage of total revenue	50%	53%	54%	53%

•

Number of Customers. We believe that the size of our customer base is an indicator of our market penetration and that our net customer additions are an indicator of the growth of our business and our future revenue opportunity. We define a customer as a distinct entity, division or business unit of an organization that receives support or has the right to use our cloud-based solutions as of the specified measurement date. Revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased. Our customer base increased by 304, or 24%, from 1,278 customers at June 30, 2019 to 1,582 customers at June 30, 2020. This increase includes 12 customers added in the first quarter of 2020 as a result of the integration of our two acquisitions in the fourth quarter of 2019.

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

Seasonality

We generally experience seasonal fluctuations in demand for our products and services. Our quarterly sales are impacted by industry buying patterns. As a result, our sales have generally been highest in the fourth quarter of a calendar year and lowest in the first quarter. Although these seasonal factors are common in the technology industry, historical patterns should not be considered a reliable indicator of our future sales activity or performance. Further, the seasonal factors could be heightened due to the impact of the current gross domestic product contraction and other impacts unknown at this time on our customers and sales cycles caused by the COVID-19 pandemic.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Revenue
Licenses	$34,880	$19,333	$55,884	$38,002
Subscription	45,922	33,711	89,803	65,546
Services and other	11,656	10,010	22,213	20,089
Total revenue	92,458	63,054	167,900	123,637
Cost of revenue
Licenses	1,106	1,015	2,186	2,074
Subscription (1)	8,657	6,315	17,133	12,128
Services and other (1)	8,669	8,379	17,675	16,376
Total cost of revenue	18,432	15,709	36,994	30,578
Gross profit	74,026	47,345	130,906	93,059
Operating expenses
Research and development (1)	17,653	13,398	33,461	26,170
General and administrative (1)	9,371	8,490	18,885	17,627
Sales and marketing (1)	38,934	35,536	75,794	66,024
Total operating expenses	65,958	57,424	128,140	109,821
Income (loss) from operations	8,068	(10,079)	2,766	(16,762)
Other expense, net:
Interest income	169	379	1,441	425
Interest expense	(4,586)	(118)	(9,118)	(153)
Other, net	(112)	(306)	(436)	(723)
Total other expense, net	(4,529)	(45)	(8,113)	(451)
Income (loss) before income taxes	3,539	(10,124)	(5,347)	(17,213)
Income tax (expense) benefit	(497)	927	(28)	(374)
Net income (loss)	$3,042	$(9,197)	$(5,375)	$(17,587)

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Cost of revenue - subscription	$396	$284	$785	$544
Cost of revenue - services and other	391	380	818	729
Research and development	1,487	916	2,988	1,833
General and administrative	1,950	1,644	2,952	3,015
Sales and marketing	2,926	1,746	5,798	3,488
Total stock-based compensation expense	$7,150	$4,970	$13,341	$9,609

The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue
Licenses	38%	31%	33%	31%
Subscription	50	53	54	53
Services and other	12	16	13	16
Total revenue	100	100	100	100
Cost of revenue
Licenses	1	2	1	2
Subscription	10	10	10	10
Services and other	9	13	11	13
Total cost of revenue	20	25	22	25
Gross profit	80	75	78	75
Operating expenses
Research and development	19	21	20	21
General and administrative	10	13	11	14
Sales and marketing	42	56	45	53
Total operating expenses	71	90	76	88
Income (loss) from operations	9	(15)	2	(13)
Other expense, net:
Interest income	0	1	1	0
Interest expense	(5)	0	(6)	0
Other, net	0	0	0	(1)
Total other expense, net	(5)	1	(5)	(1)
Income (loss) before income taxes	4	(14)	(3)	(14)
Income tax (expense) benefit	(1)	1	0	0
Net income (loss)	3%	(13)%	(3)%	(14)%

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

Revenue

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	variance $	variance %	June 30, 2020	June 30, 2019	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$34,880	$19,333	$15,547	80%	$55,884	$38,002	$17,882	47%
Subscription	45,922	33,711	12,211	36%	89,803	65,546	24,257	37%
Services and other	11,656	10,010	1,646	16%	22,213	20,089	2,124	11%
Total revenue	$92,458	$63,054	$29,404	47%	$167,900	$123,637	$44,263	36%

License Revenue. License revenue increased by $15.5 million, or 80%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. During the three months ended June 30, 2020 and 2019, license revenue from new customers was $22.1 million and $11.8 million, and license revenue from existing customers was $12.8 million and $7.5 million for the respective periods.

License revenue increased by $17.9 million, or 47%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, license revenue from new customers was $33.5 million and $26.3 million, and license revenue from existing customers was $22.4 million and $11.7 million for the respective periods.

Subscription Revenue. Subscription revenue increased by $12.2 million, or 36%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to an increase in ongoing maintenance revenue from our increased installed base and new sales of our SaaS offerings. During both the three months ended June 30, 2020 and 2019, subscription revenue from new customers was $3.0 million, and subscription revenue from existing customers during the three months ended June 30, 2020 and June 30, 2019 was $42.9 million and $30.7 million for the respective periods.

Subscription revenue increased by $24.3 million, or 37%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was primarily a result of an increase in ongoing maintenance revenue from our increased installed base and new sales of our SaaS offerings. During the six months ended June 30, 2020 and 2019, subscription revenue from new customers was $4.4 million and $4.3 million, and subscription revenue from existing customers during the six months ended June 30, 2020 and June 30, 2019 was $85.4 million and $61.2 million for the respective periods.

Services and Other Revenue. Services and other revenue increased by $1.6 million, or 16% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase is primarily a result of an increase in the number of customers using our consulting and training services.

Services and other revenue increased by $2.1 million, or 11%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase is primarily a result of an increase in the number of customers using our consulting and training services.

Geographic Regions. Our customers in the United States contributed the largest portion of our revenue in each reporting period ended June 30, 2020 and 2019 because we have more market momentum related to our larger and more established sales force, sales pipeline and brand recognition and awareness in the United States as compared to our other regions. Revenue is classified by the following major geographic areas: (i) United States, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) rest of the world. We continue to invest in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide. For the three and six months ended June 30, 2020, revenue in the United States and the rest of the world increased year-over-year, while EMEA remained consistent year-over-year.

The following table sets forth, for each of the periods presented, our consolidated total revenue by geography and the respective percentages of total revenue:

	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	$	% of revenue	$	% of revenue	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$69,197	75%	$44,399	70%	$123,696	74%	$85,959	70%
EMEA (1)	13,047	14%	12,332	20%	26,775	16%	26,269	21%
Rest of the World (1)	10,214	11%	6,323	10%	17,429	10%	11,409	9%
Total revenue	$92,458	100%	$63,054	100%	$167,900	100%	$123,637	100%

(1)	No single country outside of the United States represented more than 10% of our revenue.

Gross Profit and Gross Margin

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	variance $	variance %	June 30, 2020	June 30, 2019	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$33,774	$18,318	$15,456	84%	$53,698	$35,928	$17,770	49%
Subscription	37,265	27,396	9,869	36%	72,670	53,418	19,252	36%
Services and other	2,987	1,631	1,356	83%	4,538	3,713	825	22%
Total gross profit	$74,026	$47,345	$26,681	56%	$130,906	$93,059	$37,847	41%

Gross margin
Licenses	97%	95%			96%	95%
Subscription	81%	81%			81%	81%
Services and other	26%	16%			20%	18%
Total gross margin	80%	75%			78%	75%

Licenses. License gross profit increased by $15.5 million, or 84%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in gross profit was the result of increased license revenues with only minor increases in third party royalties.

License gross profit increased by $17.8 million, or 49%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in gross profit was the result of increased license revenues with only minor increases in third party royalties.

Subscription. Subscription gross profit increased by $9.9 million, or 36%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in gross profit was the result of growth in subscription revenue, as described above, while gross margin remained consistent with prior period.

Subscription gross profit increased by $19.3 million, or 36%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in gross profit was the result of growth in subscription revenue, as described above, while gross margin remained consistent with prior period.

Services and Other. Services and other gross profit increased by $1.4 million, or 83%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The increase in gross profit is primarily a result of an increase in the number of customers using our consulting and training services.

Services and other gross profit increased by $0.8 million, or 22%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase in gross profit is primarily a result of an increase in the number of customers using our consulting and training services.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2020	June 30, 2019	variance $	variance %	June 30, 2020	June 30, 2019	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$17,653	$13,398	$4,255	32%	$33,461	$26,170	$7,291	28%
General and administrative	9,371	8,490	881	10%	18,885	17,627	1,258	7%
Sales and marketing	38,934	35,536	3,398	10%	75,794	66,024	9,770	15%
Total operating expenses	$65,958	$57,424	$8,534	15%	$128,140	$109,821	$18,319	17%

Research and Development Expenses. Research and development expenses increased by $4.3 million, or 32%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily driven by a $3.4 million increase in employee-based costs primarily consisting of salary related expenses, bonus accrual and stock-based compensation, $0.6 million increase in professional services expense and $0.3 million increase in software and hosting arrangement expenses.

Research and development expenses increased by $7.3 million, or 28%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily driven by a $6.1 million increase in employee-based costs primarily consisting of salary related expenses, bonus accrual and stock-based compensation, $0.8 million increase in professional services expense and $0.4 million increase in software and hosting arrangement expenses.

General and Administrative Expenses. General and administrative expenses increased by $0.9 million, or 10%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily driven by a $0.7 million increase in software maintenance and subscription expenses and $0.7 million increase in provision of credit losses, partially offset by $0.4 million decrease in professional services expense relating primarily to legal costs.

General and administrative expenses increased by $1.3 million, or 7%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily driven by a $1.6 million increase in software maintenance and subscription expenses, $0.8 million increase in provision of credit losses and $0.6 million increase in general and administrative headcount and related allocated overhead expenses, partially offset by a $1.5 million decrease in professional services expense relating primarily to legal costs.

Sales and Marketing Expenses. Sales and marketing expenses increased by $3.4 million, or 10%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Approximately $6.3 million of the increase in employee-based costs primarily consists of salary related expenses, commissions, bonus accrual and stock-based compensation, partially offset by $2.1 million decrease in travel expense and $0.9 million decrease in events expense, both due to COVID-19 related limitations.

Sales and marketing expenses increased by $9.8 million, or 15%, for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Approximately $12.7 million of the increase in employee-based costs primarily consists of salary related expenses, commissions, bonus accrual and stock-based compensation, partially offset by a $2.3 million decrease in travel expense and $0.8 million decrease in events expense, both due to COVID-19 related limitations.

Interest Income and Interest Expense

Interest Income

Interest income decreased by $0.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This decrease was primarily due to a significant decrease in interest rates earned on our money market accounts, partially offset by the increase in our cash balance.

Interest income increased by $1.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was due to interest income earned on our money market accounts, primarily during the first quarter of 2020, in which we have invested a significant portion of the net proceeds from the Notes issuance in the third quarter of 2019.

Interest Expense

Interest expense increased by $4.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to $4.0 million of amortization of debt discount and $0.3 million of debt issuance costs related to the Notes for the three months ended June 30, 2020.

Interest expense increased by $9.0 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to $8.0 million of amortization of debt discount and $0.7 million of debt issuance costs related to the Notes for the six months ended June 30, 2020.

Income Tax (Expense) Benefit

The Company recorded an income tax expense of less than $0.1 million and $0.4 million for the six months ended June 30, 2020 and 2019, respectively, leading to a net benefit of $0.3 million year-over-year. The Company maintains a full valuation allowance for our Israel tax position due the lack of taxable earnings for the foreseeable future.

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

We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. With the exception of 2018 and 2019, we have incurred net operating losses for federal income tax purposes each year since our inception. We have since begun to utilize some of our net operating losses for federal income tax purposes. Thus, our tax expense to date relates primarily to state as well as foreign income taxes. The effective tax rate for the three and six months ended June 30, 2020 is 14.0% and (0.5)%, respectively, compared to 9.2% and (2.2)% for the three and six months ended June 30, 2019. The main drivers for the differences in the rates from the prior period to the current period are related to differences in forecasted pre-tax book income, the impact of stock compensation and increase in foreign tax liabilities and impact of the valuation allowance build.

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

Liquidity and Capital Resources

As of June 30, 2020, we had $470.6 million of cash and cash equivalents, $4.2 million of cash and cash equivalents held in our foreign subsidiaries, $75.0 million of availability under the Credit Agreement (as defined below) and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit, issued primarily in connection with our corporate headquarters lease. As of June 30, 2020, we had $561.3 million in working capital, which we define as current assets less current liabilities, excluding deferred revenue.

We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Credit Agreement will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities and the introduction of new solutions and product enhancements. To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may borrow under our Credit Agreement or seek to raise additional funds through equity, equity-linked or debt financings. Any additional equity financing may be dilutive to our existing stockholders. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness or use cash resources. As of June 30, 2020, we had no material commitments for capital expenditures.

Since inception, we have financed operations primarily through license fees, maintenance fees, SaaS subscription fees, consulting and training fees, borrowings under our prior credit agreement and, to a lesser degree, the sale of equity securities. Our principal uses of cash are funding operations and capital expenditures. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in key initiatives to drive the Company’s long-term growth.

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

Borrowings under the Credit Agreement are scheduled to mature in March 2024. We had no outstanding revolving credit loan balance as of June 30, 2020 and December 31, 2019. We were in compliance with all applicable covenants as of June 30, 2020.

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

Summary of Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2020	June 30, 2019
	(In thousands)
Net cash provided by operating activities	$22,053	$21,829
Net cash used in investing activities	(1,275)	(3,606)
Net cash provided by financing activities	6,037	3,893
Net increase in cash, cash equivalents and restricted cash	$26,815	$22,116

Cash Flows from Operating Activities

During the six months ended June 30, 2020, cash provided by operating activities was $22.1 million, which consisted of net loss of $5.4 million, adjusted by non-cash charges of $37.8 million and a net change of $(10.4) million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $9.2 million, amortization of debt discount and issuance costs of $8.8 million, amortization of contract acquisition costs of $6.1 million, provision for credit losses of $0.8 million, stock-based compensation of $13.3 million, a net decrease in operating leases of $0.2 million and a net decrease in deferred taxes of $0.1 million. The change in our net operating assets and liabilities was $(10.4) million as a result of an increase in prepayments and other assets, a decrease in accounts payable due to timing of cash disbursements, a decrease in accrued expenses and other liabilities due primarily to payments on commissions and bonuses and a decrease in income taxes payable, partially offset by a decrease in accounts receivable due to the timing of receipts of payments from customers and an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services.

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

Cash Flows from Investing Activities

During the six months ended June 30, 2020, cash used in investing activities was $1.3 million, consisting primarily of purchases of property and equipment.

During the six months ended June 30, 2019, cash used in investing activities was $3.6 million, consisting primarily of purchases of property and equipment.

Cash Flows from Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities was $6.0 million, consisting of $2.8 million of proceeds from exercise of stock options and $3.5 million of proceeds from issuance of equity related to shares issued pursuant to our Employee Stock Purchase Plan, partially offset by $0.2 million in vesting of restricted stock units.

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

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of business in our contractual obligations and commitments during the six months ended June 30, 2020, as compared to the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Interest Rate Risk

We had cash and cash equivalents of $476.9 million as of June 30, 2020, including $6.3 million of restricted cash as of June 30, 2020. Our cash and cash equivalents are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. As of June 30, 2020, we do not believe a hypothetical 10% relative change in interest rates would have a material impact on the value of our cash equivalents.

We did not have any investments in marketable securities as of June 30, 2020.

In September 2019, we issued and sold $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 in a private offering to qualified institutional buyers. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decreases. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized discount and debt issuance costs on our balance sheets, and we present the fair value for required disclosure purposes only.

Foreign Currency Exchange Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risk related to operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British pound, Australian dollar, Canadian dollar, Singaporean dollar, Israeli shekel and the Indian rupee. As of June 30, 2020, our cash and cash equivalents included $4.2 million held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net, on our condensed consolidated statements of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding disclosure. Our CEO and CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of June 30, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to, nor is our property currently subject to, any material legal proceedings. We are not aware of any governmental inquiries or investigations into our business.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A in the Company’s Annual Report and Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 16, 2017, the Registration Statement on Form S-1 (File No. 333-221036) relating to our initial public offering was declared effective by the SEC and we priced our initial public offering. Pursuant to the Registration Statement, we registered an aggregate of 23.0 million shares of our common stock, of which 15.8 million shares were sold by us and 7.2 million shares were sold by certain selling stockholders named therein at a price to the public of $12.00 per share (for an aggregate offering price of $276.0 million). We received net proceeds of $172.0 million, after deducting underwriting discounts and commissions of $13.3 million and offering-related expenses of $4.4 million. As of June 30, 2020, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and $1.8 million of such proceeds to pay a related prepayment premium; the remaining net proceeds are held in cash and have not been deployed.

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

SailPoint Technologies Holdings, Inc.,

Date: August 6, 2020	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Jason Ream
Jason Ream
Chief Financial Officer (Principal Financial Officer)