Form 10-Q
period 2020-09-30
Sailpoint Technologies Holdings, Inc.
filed 2020-11-05
CIK 1627857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 001-38297
SailPoint Technologies Holdings, Inc.
(Exact name of Registrant as specified in its Charter)
_____________________________________________________________________________________________
Delaware
(State or other jurisdiction of
incorporation or organization)
11120 Four Points Drive, Suite 100,
Austin, TX
(Address of principal executive offices)
47-1628077
(I.R.S. Employer
Identification No.)
78726
(Zip Code)
Registrant’s telephone number, including area code: (512) 346-2000
_____________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The registrant had 90,912,459 shares of common stock outstanding as of October 30, 2020.

SailPoint Technologies Holdings, Inc.

PART I
ITEM 1. Financial Statements (Unaudited)
SAILPOINT TECHNOLOGIES HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2020	December 31, 2019
	(In thousands, except per share data)
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$483,721	$443,795
Restricted cash	6,333	6,325
Accounts receivable, net of allowance	101,213	106,428
Prepayments and other current assets	36,308	27,870
Income taxes receivable	2,950	—
Total current assets	630,525	584,418
Property and equipment, net	19,464	21,300
Right-of-use assets, net	27,955	31,104
Other non-current assets, net of allowance	45,455	30,554
Goodwill	241,121	241,051
Intangible assets, net	72,067	81,651
Total assets	$1,036,587	$990,078
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,257	$3,224
Accrued expenses and other liabilities	50,199	40,214
Income taxes payable	—	1,994
Convertible senior notes, net	322,187	—
Deferred revenue	133,135	127,132
Total current liabilities	509,778	172,564
Deferred tax liability - non-current	8,787	8,900
Convertible senior notes, net - non-current	—	309,051
Long-term operating lease liabilities	34,227	38,035
Other long-term liabilities	1,000	2,500
Deferred revenue - non-current	25,955	24,901
Total liabilities	579,747	555,951
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 90,884 shares as of September 30, 2020 and 89,676 shares as of December 31, 2019	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Additional paid in capital	471,530	442,407
Accumulated deficit	(14,699)	(8,289)
Total stockholders' equity	456,840	434,127
Total liabilities and stockholders’ equity	$1,036,587	$990,078
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands, except per share data) (Unaudited)
Revenue
Licenses	$30,864	$26,825	$86,748	$64,827
Subscription	51,004	37,383	140,807	102,929
Services and other	12,145	11,671	34,358	31,760
Total revenue	94,013	75,879	261,913	199,516
Cost of revenue
Licenses	1,083	1,083	3,269	3,157
Subscription	9,794	6,862	26,927	18,990
Services and other	9,922	8,985	27,597	25,361
Total cost of revenue	20,799	16,930	57,793	47,508
Gross profit	73,214	58,949	204,120	152,008
Operating expenses
Research and development	19,314	14,148	52,775	40,318
General and administrative	8,846	10,192	27,731	27,819
Sales and marketing	44,092	33,274	119,886	99,298
Total operating expenses	72,252	57,614	200,392	167,435
Income (loss) from operations	962	1,335	3,728	(15,427)
Other expense, net:
Interest income	349	418	1,790	843
Interest expense	(4,639)	(408)	(13,757)	(561)
Other income (expense), net	214	(295)	(222)	(1,018)
Total other expense, net	(4,076)	(285)	(12,189)	(736)
Income (loss) before income taxes	(3,114)	1,050	(8,461)	(16,163)
Income tax benefit	2,438	2,618	2,410	2,244
Net income (loss)	$(676)	$3,668	$(6,051)	$(13,919)
Net income (loss) per share
Basic	$(0.01)	$0.04	$(0.07)	$(0.16)
Diluted	$(0.01)	$0.04	$(0.07)	$(0.16)
Weighted average shares outstanding
Basic	90,764	89,143	90,320	88,739
Diluted	90,764	90,808	90,320	88,739
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended September 30, 2020
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
	(In thousands) (Unaudited)
Balance at June 30, 2020	90,607	9	461,785	(14,023)	447,771
Exercise of stock options	225	—	2,102	—	2,102
Restricted stock units vested, net of tax settlement	52	—	(195)	—	(195)
Stock-based compensation expense	—	—	7,838	—	7,838
Net loss	—	—	—	(676)	(676)
Balance at September 30, 2020	90,884	9	471,530	(14,699)	456,840

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
	(In thousands) (Unaudited)
Balance at December 31, 2019	89,676	$9	$442,407	$(8,289)	$434,127
Cumulative effect adjustment from the adoption of ASC 326, net of tax	—	—	—	(359)	(359)
Exercise of stock options	648	—	4,909	—	4,909
Restricted stock units vested, net of tax settlement	384	—	(431)	—	(431)
Stock-based compensation expense	—	—	21,179	—	21,179
Common stock issued under employee stock plan	176	—	3,466	—	3,466
Net loss	—	—	—	(6,051)	(6,051)
Balance at September 30, 2020	90,884	$9	$471,530	$(14,699)	$456,840
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	For the Three Months Ended September 30, 2019
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
	(In thousands) (Unaudited)
Balance at June 30, 2019	89,050	$9	$391,841	$(17,376)	$374,474
Exercise of stock options	130	—	764	—	764
Restricted stock units vested, net of tax settlement	16	—	—	—	—
Stock-based compensation expense	—	—	4,489	—	4,489
Equity component of convertible senior notes, net of issuance costs	—	—	86,764	—	86,764
Purchase of capped calls	—	—	(37,080)	—	(37,080)
Deferred tax liability related to issuance of convertible senior notes and capped calls	—	—	(11,938)	—	(11,938)
Net income	—	—	—	3,668	3,668
Balance at September 30, 2019	89,196	$9	$434,840	$(13,708)	$421,141

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional paid in capital	Retained earnings (accumulated deficit)	Stockholders' equity
	Number of shares	Par value
	(In thousands) (Unaudited)
Balance at December 31, 2018	87,512	$9	$377,473	$211	$377,693
Exercise of stock options	618	—	2,560	—	2,560
Restricted stock units vested, net of tax settlement	140	—	—	—	—
Stock-based compensation expense	—	—	14,098	—	14,098
Incentive units vested	724	—	37	—	37
Common stock issued under employee stock plan	202	—	2,926	—	2,926
Equity component of convertible senior notes, net of issuance costs	—	—	86,764	—	86,764
Purchase of capped calls	—	—	(37,080)	—	(37,080)
Deferred tax liability related to issuance of convertible senior notes and capped calls	—	—	(11,938)	—	(11,938)
Net loss	—	—	—	(13,919)	(13,919)
Balance at September 30, 2019	89,196	$9	$434,840	$(13,708)	$421,141
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(In thousands) (Unaudited)
Operating activities
Net loss	$(6,051)	$(13,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	13,758	10,562
Amortization of debt discount and issuance costs	13,260	376
Amortization of contract acquisition costs	10,127	7,346
(Gain) loss on disposal of fixed assets	(12)	17
Provision for credit losses	435	183
Stock-based compensation expense	21,179	14,098
Operating leases, net	(297)	301
Deferred taxes	(113)	(7)
Net changes in operating assets and liabilities
Accounts receivable	4,421	27,615
Prepayments and other current assets	(18,544)	(11,430)
Other non-current assets	(15,025)	(2,279)
Accounts payable	1,033	(2,004)
Accrued expenses and other liabilities	8,122	3,866
Income taxes	(4,944)	(4,608)
Deferred revenue	7,057	9,537
Net cash provided by operating activities	34,406	39,654
Investing activities
Purchase of property and equipment	(2,434)	(5,096)
Proceeds from sale of property and equipment	18	21
Net cash used in investing activities	(2,416)	(5,075)
Financing activities
Payment of debt issuance costs	—	(9,572)
Proceeds from issuance of convertible senior notes	—	400,000
Purchases of capped calls	—	(37,080)
Taxes associated with net issuances of shares upon vesting of restricted stock units	(431)	—
Proceeds from employee stock purchase plan contributions	3,466	2,926
Exercise of stock options	4,909	2,560
Net cash provided by financing activities	7,944	358,834
Net increase in cash, cash equivalents and restricted cash	39,934	393,413
Cash, cash equivalents and restricted cash, beginning of period	450,120	77,236
Cash, cash equivalents and restricted cash, end of period	$490,054	$470,649
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple performance obligation in revenue recognition, the valuation allowance based on expected credit losses and the collectability of accounts receivable, valuation and estimated useful lives of long-lived assets, fair value of the liability and equity components of the Notes (as defined below), stock-based compensation expense and income taxes. Appropriate adjustments, if any, to the estimates used are made prospectively based upon periodic evaluation. Actual results could differ from those estimates.
Concentration of Credit Risk and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of September 30, 2020 and December 31, 2019, no single customer represented more than 10% of the balance in accounts receivable. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company. No single customer represented more than 10% of revenue for the three or nine months ended September 30, 2020 or 2019. The Company does not experience concentration of credit risk in foreign countries as no single foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

Significant Accounting Policies
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Annual Report, most notably Note 2 “Summary of Significant Accounting Policies”. Except for the adoption of ASU 2016-13 described below, there have been no changes to our significant accounting policies described in our Annual Report that have had a material impact on our unaudited condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements (“CCAs”). ASU 2018-15 is effective for public entities for annual periods, including interim periods within those annual periods beginning after December 15, 2019 and earlier adoption is permitted. We adopted the standard effective January 1, 2020, using the prospective approach. This adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
The Company evaluates whether the CCA includes a license to internal-use software. If the CCA includes a software license, the Company accounts for the software license as an intangible asset. Acquired software licenses are recognized and measured at cost, which includes the present value of the license obligation if the license is to be paid for over time. If the CCA does not include a software license, the Company accounts for the arrangement as a service contract (or hosting arrangement) and hosting costs are generally expensed as incurred.
With the adoption of ASU 2018-15, the Company evaluates upfront costs including implementation, set-up or other costs (collectively, implementation costs) for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized. Capitalized implementation costs are recorded in prepayments and other current assets or other non-current assets and amortized over the expected term of the arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewal options. During the nine months ended September 30, 2020, the Company’s capitalized implementation costs related to hosting arrangements were not material.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Accounting Standards Codification or ASC 326). This standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The standard also expands the required quantitative and qualitative disclosures surrounding expected credit losses.
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
We recorded a cumulative adjustment in the amount of $0.4 million, net of tax impact, to accumulated deficit as of January 1, 2020. This adoption did not have a material impact on our unaudited condensed consolidated statement of operations or statement of cash flows.
In December 2019, the FASB issued ASU 2019-12, Income Taxes – Simplifying the Accounting for Income Taxes. The guidance removes exceptions to the general principles in Topic 740 for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. The guidance becomes effective for annual reporting periods beginning after December 15, 2020 and interim periods within those fiscal years with early adoption permitted in the first period of the year this guidance is adopted. We adopted the standard effective January 1, 2020, using the prospective approach except for hybrid tax regimes, which we adopted using the modified retrospective approach. This adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change is expected to reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either the fully retrospective or modified retrospective basis. The Company is currently evaluating the timing, method of adoption and overall impact of this standard on its consolidated financial statements.
2. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue by geographic region based on the customer’s location is presented in Note 13 “Segment and Geographic Information.”
The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Licenses	Subscription	Services and other	Licenses	Subscription	Services and other
	(In thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$30,864	$—	$—	$26,825	$—	$—
Revenue recognized over time	—	51,004	12,145	—	37,383	11,671
Total revenue	$30,864	$51,004	$12,145	$26,825	$37,383	$11,671

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Licenses	Subscription	Services and other	Licenses	Subscription	Services and other
	(In thousands)
Timing of revenue recognition
Revenue recognized at a point in time	$86,748	$—	$—	$64,827	$—	$—
Revenue recognized over time	—	140,807	34,358	—	102,929	31,760
Total revenue	$86,748	$140,807	$34,358	$64,827	$102,929	$31,760

Contract Balances
A summary of the activity impacting our contract balances during the reporting periods is presented below:

	Contract Acquisition Costs
	Nine Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
Beginning Balance	$35,152	$28,043
Additional deferred contract acquisition costs	20,117	9,700
Amortization of deferred contract acquisition costs	(10,127)	(7,346)
Ending Balance	$45,142	$30,397
As of September 30, 2020 and December 31, 2019, $13.5 million and $10.9 million, respectively, of our deferred contract acquisition costs are included in prepayments and other current assets as they are expected to be amortized within the next 12 months. The remaining amount of our deferred contract acquisition costs are included in other non-current assets. There were no material impairments of deferred contract acquisition costs for the periods ended September 30, 2020 or 2019.

	Deferred Revenue
	Nine Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
Beginning Balance	$152,033	$114,301
Increase, net	7,057	9,537
Ending Balance	$159,090	$123,838
Deferred revenue, which is a contract liability, consists primarily of amounts invoiced in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. During the three and nine months ended September 30, 2020, revenue recognized that was previously deferred was $54.0 million and $122.3 million, respectively, compared to revenue recognized that was previously deferred of approximately $47.2 million and $94.4 million during the three and nine months ended September 30, 2019. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance and the customer billings.
Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at the contract level, and typically result from sales contracts where revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. Contract assets are included in prepayments and other current assets and other non-current assets in the unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2020 and 2019, amounts reclassified from contract assets to accounts receivable were $4.0 million and $2.5 million, respectively.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract revenue that has not yet been recognized and is included in deferred revenue, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2020, amounts allocated to these additional performance obligations are $273.1 million, of which we expect to recognize $167.2 million as revenue over the next 12 months with the remaining balance recognized thereafter.

3. Allowance for Expected Credit Losses
The allowance for expected credit losses is a valuation account that is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected on contracts with customers. Accounts receivable and contract assets are written off when management believes non-collectability is confirmed. Recoveries of financial assets previously written off shall be recorded directly to earnings when received.
Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts over a financial asset’s contractual term. The Company’s historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made from qualitative and quantitative factors if economic conditions at the reporting date reflect stronger or weaker economic performance than the historical data implies based on management’s expectations of economic conditions on certain indicators of the Company, industry and economy. We review factors such as past collection experience, age of the accounts receivable balance, significant trends in current balances, internal operations and macroeconomic conditions. As of September 30, 2020, SailPoint evaluated these economic conditions and made adjustments to historical loss information for certain economic risk factors, such as COVID-19.
In development of the expected credit loss model, we evaluated our financial assets with similar risk characteristics on a collective (pool) basis for their respective estimated and expected credit loss allowance. A financial asset will be measured individually only if it does not share similar risk characteristics with other financial assets. We believe that historical credit loss patterns by aging bucket and invoice type for accounts receivable are the most significant risk characteristics. Additionally, we analyze renewals and new business separately due to varying historical loss patterns. The Company notes expected credit loss is developed for the contractual life of the financial asset, which accounts receivable and contract assets can be viewed as one financial asset. However, a low percentage of our contract assets do not convert to accounts receivable. Therefore, we consider all contract assets as a single pool.
The following table presents the changes in the allowance for expected credit losses for financial assets measured at amortized cost:

	Accounts Receivable	Contract Assets
	Nine Months Ended
	September 30, 2020
	(In thousands)
Beginning Balance	$—	$—
Adoption of ASC 326	407	65
Provision for credit losses, net of recoveries	472	32
Write-offs	(537)	—
Ending Balance	$342	$97

4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s financial assets that are measured at fair value on a recurring basis:

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$2,691	—	—	$2,691
Total cash equivalents	$2,691	—	—	$2,691

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$364,127	—	—	$364,127
Total cash equivalents	$364,127	—	—	$364,127
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of September 30, 2020 and December 31, 2019 and are excluded from the fair value tables above.
See Note 9 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of our Notes as of September 30, 2020.
5. Business Combinations
2019 Acquisitions
Orkus
On October 15, 2019, the Company acquired 100% of the equity interest in Orkus, Inc. (“Orkus”), a Delaware corporation engaged in the development and license of software products to assist customers in monitoring and controlling access and authorization across hybrid cloud assets. Total consideration related to the acquisition was $16.5 million in cash, of which $2.0 million is to be paid upon the lapse of an indemnification period of 12 months and 24 months of the acquisition date. As of September 30, 2020 and December 31, 2019, $1.0 million of holdback amount is reflected within accrued expenses and other liabilities and $1.0 million is included in other long-term liabilities in the unaudited condensed consolidated balance sheets.
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

Overwatch.ID
On October 15, 2019, the Company acquired 100% of the equity interest in Overwatch.ID, Inc. (“Overwatch.ID”), a Delaware corporation engaged in the development and license of software products focused on access controls security for cloud applications, cloud computing, hybrid IT environments, and on-premises infrastructure. The consideration related to the acquisition was $20.9 million in cash, of which $3.0 million is to be paid upon the lapse of an indemnification period of 12 months and 18 months of the acquisition date. As of September 30, 2020 and December 31, 2019, $3.0 million and $1.5 million, respectively, of the holdback is included within accrued expenses and other current liabilities in the unaudited condensed consolidated balance sheets. As of December 31, 2019, $1.5 million of the holdback is included in other long-term liabilities in the unaudited condensed consolidated balance sheet.
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
Additional Acquisition Related Information
The operating results of the acquired companies are included in our unaudited condensed consolidated statements of income from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our unaudited condensed consolidated statements of operations.
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

6. Goodwill and Intangible Assets
Goodwill
The following table reflects goodwill activity for the nine months ended September 30, 2020:

(In thousands)
Balance, December 31, 2019	$241,051
Measurement period adjustments	70
Balance, September 30, 2020	$241,121
There were no impairments of goodwill during the periods ended September 30, 2020 or 2019.
Total cost and amortization of intangible assets are comprised of the following:

		As of
	Weighted Average Useful Life	September 30, 2020	December 31, 2019
Intangible assets, net	(In years)	(In thousands)
Customer lists	15	$42,500	$42,500
Developed technology	8.9	58,370	58,440
Trade names and trademarks	17	24,500	24,500
Other intangible assets	4.8	3,689	3,689
Total intangible assets		129,059	129,129
Less: Accumulated amortization		(56,992)	(47,478)
Total intangible assets, net		$72,067	$81,651
Amortization expense for the following periods is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Cost of revenue - licenses	$1,007	$1,008	$3,023	$3,024
Cost of revenue - subscription	921	96	2,742	288
Research and development	162	159	543	477
Sales and marketing	1,069	1,068	3,206	3,204
Total amortization expense	$3,159	$2,331	$9,514	$6,993
Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments of intangible assets during the periods ended September 30, 2020 or 2019.
The total estimated future amortization expense of these intangible assets as of September 30, 2020 is as follows:

Year Ending December 31,	(In thousands)
2020 (except the nine months ended September 30)	$3,153
2021	12,585
2022	12,247
2023	11,744
2024	9,412
Thereafter	22,926
Total amortization expense	$72,067

7. Commitments and Contingencies
Letters of Credit
As of September 30, 2020 and December 31, 2019, the Company had an aggregate of $6.0 million of cash collateral for an unconditional standby letter of credit related to the Company’s corporate headquarters lease. The Company is also required to maintain a small amount of restricted cash to guarantee rent payments in a foreign subsidiary.
Operating Leases
As of September 30, 2020, our leases, which primarily consist of office leases, have remaining lease terms of less than one year to nine years. Certain leases include early termination and/or extension options; however, exercise of these options is at the Company’s sole discretion. As of September 30, 2020, the Company determined it is not reasonably certain it will exercise the options to extend its leases or terminate them early. As of September 30, 2020, we have no financing leases and our non-cancelable operating lease commitments excludes variable consideration.
The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(In thousands)
2020 (except the nine months ended September 30)	$1,416
2021	5,832
2022	5,734
2023	5,264
2024	4,951
Thereafter	22,283
Total minimum lease payments	45,480
Less: interest	(6,939)
Total present value of operating lease liabilities	$38,541

Current operating lease liabilities	$4,314
Long-term operating lease liabilities	34,227
Total operating lease liabilities	$38,541
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
The Company includes service level commitments to customers of our cloud-based products warranting certain levels of uptime reliability and performance and permitting those customers to receive credits in the event that we fail to meet those levels. To date, the Company has not incurred any material costs as a result of these commitments, and we expect the time between any potential claims and issuance of the credits to be short. As a result, we have not accrued any liabilities related to these commitments in our unaudited condensed consolidated financial statements.
Litigation Claims and Assessments
The Company is subject to claims and suits that may arise from time to time in the ordinary course of business. In addition, some legal actions, claims and governmental inquiries may be instituted or asserted in the future against us and our subsidiaries. Although the outcome of our legal proceedings cannot be predicted with certainty and no assurances can be provided, based upon current information, we do not believe the liabilities, if any, which may ultimately result from the outcome of such matters, individually or in the aggregate, will have a material adverse impact on our unaudited condensed consolidated financial statements.

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
The interest rates applicable to revolving credit loans under the Credit Agreement are at the Company’s option. The Company pays an unused commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.30% per annum based on the Senior Secured Net Leverage Ratio. Borrowings under the Credit Agreement are scheduled to mature in March 11, 2024.
The Company had no outstanding revolving credit loan balance under the Credit Agreement as of September 30, 2020 and December 31, 2019. The Company was in compliance with all applicable covenants as of September 30, 2020.
The Company incurred total debt issuance costs of $0.8 million in connection with the Credit Agreement, which the net balance is included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the Credit Agreement on a straight-line basis. Amortization of debt issuance for the periods ended September 30, 2020 and 2019 was not material and recorded in interest expense in the accompanying unaudited condensed consolidated statements of operations.
9. Convertible Senior Notes and Capped Call Transactions
In September 2019, the Company issued and sold $400.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2024 (the “Notes”) in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the Offering were $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. The Company used $37.1 million of the net proceeds from the Offering to pay the cost of the Capped Call Transactions.
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
The Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding March 15, 2024, only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock, for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of common stock and the conversion rate for the Notes on each such trading day;

•if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
•upon the occurrence of specified corporate events as set forth in the Indenture.
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
The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company was in compliance with all applicable covenants as of September 30, 2020.
For at least 20 trading days during the period of 30 consecutive trading days ended September 30, 2020, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the Notes on each applicable trading day. As a result, the Notes are convertible at the option of the holders during the fiscal quarter ending December 31, 2020 and were classified as current liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2020. As of the date of this filing, none of the holders of the Notes have submitted requests for conversion.
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
As of September 30, 2020, the Notes have a remaining life of 48 months.
The net carrying amount of the liability and equity components of the Notes for the periods presented is as follows:

	As of
	September 30, 2020	December 31, 2019
	(In thousands)
Liability component
Principal	$400,000	$400,000
Unamortized discount	(72,417)	(84,542)
Unamortized issuance costs	(5,396)	(6,407)
Net carrying amount	$322,187	$309,051

Equity component, net of issuance costs	$86,764	$86,764
The interest expense recognized related to the Notes for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Contractual interest expense	$125	$8	$375	$8
Amortization of debt discount	4,094	261	12,125	261
Amortization of debt issuance costs	337	22	1,011	22
Total	$4,556	$291	$13,511	$291
As of September 30, 2020, the total estimated fair value of the Notes was $610.3 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, and quoted prices of the Notes in an over-the-counter market.
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
As of September 30, 2020, 0.6 million shares were available for issuance under the 2015 Stock Option Plans, including less than 0.1 million shares available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.
2017 Long Term Incentive Plan
In November 2017, the Company’s Board of Directors adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options, NSOs to purchase shares of common stock and RSUs. As of September 30, 2020, the Company had reserved 17.7 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan is increased on each January 1 by 4.4 million shares of common stock. Options and RSUs granted to employees under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan. As of September 30, 2020, 11.1 million shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.
The fair value for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights, as discussed further below, during the periods presented were estimated at grant date using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Expected dividend rate	0%	0%	0%	0%
Expected volatility	50% - 56.2%	38.8% - 39.8%	48.1% - 56.2%	39.8% - 46.0%
Risk-free interest rate	0.36% - 1.53%	1.39% - 2.59%	0.18% - 1.57%	2.29% -2.44%
Expected term (in years)	6.25	6.25	0.50	0.42 - 0.50

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(Years)	(In thousands)
Balances at December 31, 2019	2,786	$13.67	7.7	$31,489
Granted	617	$25.30
Exercised	(648)	$7.57
Forfeited	(230)	$20.42
Balances at September 30, 2020	2,525	$17.47	7.8	$55,819
Options vested and expected to vest at September 30, 2020	2,525	$17.47	7.8	$55,819
Options vested and exercisable at September 30, 2020	1,048	$11.07	6.7	$29,870
The Company expects all outstanding stock options to fully vest. The weighted average grant date fair value per share for the nine months ended September 30, 2020 and 2019 was $17.27 and $11.48, respectively. The total fair value of shares vested for the three and nine months ended September 30, 2020 was $1.1 million and $4.8 million, respectively, compared to approximately $0.8 million and $3.7 million for the three and nine months ended September 30, 2019, respectively.
The total unrecognized compensation expense related to non-vested stock options granted is $14.1 million and is expected to be recognized over a weighted average period of 2.5 years as of September 30, 2020.
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
The Company did not grant any additional incentive units during the periods ended September 30, 2020. During the first quarter of 2019, all of the remaining 0.7 million incentive units were vested with a weighted average grant date fair value of $0.05 per share. Therefore, subsequent to the first quarter of 2019, we incurred no additional stock-based compensation expense and there is no further unrecognized compensation expense or intrinsic value related to non-vested incentive units.
Restricted Stock Units
The following table summarizes the RSU activity for the Company for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(Years)	(In thousands)
Balances at December 31, 2019	1,881	$23.08	1.6	$44,386
Granted	2,051	$23.48
Vested	(399)	$25.50
Forfeited	(216)	$23.29
Balances at September 30, 2020	3,317	$23.03	1.5	$131,260
Units expected to vest at September 30, 2020	3,317	$23.03	1.5	$131,260

The Company expects all outstanding RSUs to fully vest. The total unrecognized compensation related to RSUs was $63.3 million as of September 30, 2020 and is expected to be recognized over a weighted average period of 2.9 years.
Employee Stock Purchase Plan
The Company initially reserved 1.8 million shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP increases each January 1 by 0.9 million shares of common stock. The ESPP will continue in effect unless terminated prior thereto by the Company’s board of directors or compensation committee, each of which has the right to terminate the ESPP at any time. As of September 30, 2020, 2.8 million shares were available for issuance under the ESPP Plan. During each of the nine months ended September 30, 2020 and 2019, the Company issued and distributed approximately 0.2 million shares of common stock pursuant the ESPP offering periods spanning from December 3, 2019 to June 3, 2020 and January 2, 2019 to June 3, 2019, respectively. The current ESPP offering period is June 4, 2020 through December 2, 2020. Stock-based compensation expense associated with ESPP purchase rights are recognized on a straight-line basis over the offering period.
A summary of the Company’s stock-based compensation expense, which includes stock options, incentive units, RSUs and ESPP, is presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Stock options	$1,479	$1,232	$4,307	$3,868
Incentive units	—	—	—	351
RSUs	5,654	2,819	15,113	8,176
ESPP	705	438	1,759	1,703
Total stock-based compensation expense	$7,838	$4,489	$21,179	$14,098
A summary of the Company’s stock-based compensation expense as recognized on the unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Cost of revenue - subscription	$485	$286	$1,270	$830
Cost of revenue - services and other	550	337	1,368	1,066
Research and development	1,712	820	4,700	2,653
General and administrative	1,944	1,710	4,896	4,725
Sales and marketing	3,147	1,336	8,945	4,824
Total stock-based compensation expense	$7,838	$4,489	$21,179	$14,098

11. Income Taxes
Income Taxes
The effective tax rate for the three and nine months ended September 30, 2020 is 78.3% and 28.5%, respectively, compared to (249.3)% and 13.9% for the three and nine months ended September 30, 2019, respectively. The primary drivers for the differences in the rates from the prior-year period to the current-year period are related to differences in forecasted pre-tax book income, the impact of stock compensation, an increase in foreign tax liabilities and the impact of research and development ("R&D") credits.

Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which the Company conducts business. The Company expects to be in an overall deferred tax liability position for the period ended December 31, 2020. Additionally, all deferred tax assets are expected to be fully offset by the turning of its deferred tax liabilities over time, so there is no valuation allowance included in the forecasted effective tax rate for the nine months ended September 30, 2020. The Company still maintains a full valuation allowance for its Israel tax position due to the lack of taxable earnings for the foreseeable future.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the periods ended September 30, 2020 and 2019, the Company did not record any material interest or penalties.
The Company files tax returns in the U.S. federal jurisdiction, in several state jurisdictions, and in several foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2016 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2015. The Company is currently under audit for income tax in a single foreign jurisdiction. The audit is ongoing and is not expected to materially impact the unaudited condensed consolidated financial statements. The Company has an Uncertain Tax Position reserve related to this foreign jurisdiction filing that should sufficiently cover any related assessment.
12. Net Income (Loss) Per Share
Basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted average outstanding common shares including the dilutive effect of stock awards. In periods when the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands, except per share data)
Numerator
Net income (loss)	$(676)	$3,668	$(6,051)	$(13,919)

Denominator
Weighted average shares outstanding
Basic	90,764	89,143	90,320	88,739
Diluted	90,764	90,808	90,320	88,739

Net income (loss) per share
Basic	$(0.01)	$0.04	$(0.07)	$(0.16)
Diluted	$(0.01)	$0.04	$(0.07)	$(0.16)
The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Stock options to purchase common stock	2,599	907	2,827	3,062
RSUs issued and outstanding	3,296	969	2,953	1,855
ESPP	210	—	136	67
Convertible senior notes	2,558	—	—	—
Total	8,663	1,876	5,916	4,984
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

The following are a summary of consolidated revenues within geographic areas:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
United States	$67,917	$56,071	$191,613	$142,030
EMEA (1)	16,329	12,499	43,104	38,768
Rest of the World (1)	9,767	7,309	27,196	18,718
Total revenue	$94,013	$75,879	$261,913	$199,516
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

Business Overview
SailPoint Technologies Holdings, Inc. (“we,” “our,” “the Company” or “SailPoint”) is the leading provider of enterprise identity governance solutions. Our team of visionary industry veterans launched SailPoint to empower our customers to efficiently and securely govern the digital identities of employees, contractors, business partners, software bots and other human and non-human users, and manage their constantly changing access rights to enterprise applications and data. Our SailPoint Predictive Identity platform provides organizations with critical visibility into who currently has access to which resources, who should have access to those resources, and how that access is being used.
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
The SailPoint Predictive Identity platform currently consists of:
•SailPoint Identity Services: delivered as multi-tenant SaaS subscription services and currently consisting of:
◦IdentityNow: provides customers with a set of fully integrated services for compliance, provisioning and password management for applications and data hosted on-premises or in the cloud;
◦Access Insights: turns identity data collected into actionable insights;
◦Recommendation Engine: uses artificial intelligence (“AI”), machine learning (“ML”), peer group analysis, identity attributes and access activity to help you decide whether access should be granted or removed;
◦Access Modeling: uses AI and ML to suggest roles based on similar access between users and gives you insights to confirm the correct access for each role;
◦Cloud Access Management: uses AI and ML to automatically learn, monitor and secure access to cloud infrastructure; and

◦Workload Privilege Management: automates the creation and rotation of credentials, keys and passwords and records and logs activity whenever privileged tasks are performed for security and audit purposes, and
•IdentityIQ: our identity governance solution that can be delivered from the cloud or on-premises.
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
Our solutions address the complex needs of global enterprises and mid-market organizations. As of September 30, 2020, 1,660 customers across a wide variety of industries were using our products to enable and secure digital identities across the globe.
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
Recent Developments and Outlook
In light of the ongoing spread of COVID-19 in the United States and abroad, government and public health authorities have continued to recommend social distancing and imposed various quarantine and isolation measures on large portions of the population, including measures directed at businesses. While intended to protect human life, these restrictions have had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain duration. In response to these measures, we have made certain adjustments to our operations as we continue to provide our offerings to new and existing customers, but it remains unclear how these changes or the broader effects of COVID-19 on global economies will affect our financial performance going forward. For example, as a result of the COVID-19 pandemic, we have shifted all customer events to virtual-only experiences for the remainder of 2020. It remains unclear what effect this trend may have on our sales cycle, conversion rate or the quantity and quality of our customer pipeline.
The conditions caused by the COVID-19 pandemic may also materially adversely affect the rate of IT spending by our current and prospective customers, including our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, or cause customers to fail to make timely payments. We have seen an immaterial number of customer requests, and may continue to see similar requests, to lengthen payment terms or reduce the value or duration of subscription contracts, but this has not resulted in a material adverse impact on our renewal rates. And while, due to local and regional restrictions, we have not been able to provide on-site consulting services to our customers during the pandemic, this has not resulted in any meaningful adverse impact on our ability to deliver such services because a significant portion of our consulting services have historically been provided remotely and most on-site projects transitioned to a remote delivery model.
Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce, we believe the value and scalability of our identity platform has become even more evident. We believe that the pandemic has not had a material adverse impact on our financial performance, and indeed, our revenue and customer base have grown through the first three quarters of 2020. For the remainder of 2020, we foresee healthy demand for our solutions given the aforementioned virtual workforce shift, though we recognize that the uncertainty related to COVID-19 may result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.
The challenges posed by COVID-19 on our business and our customers’ businesses may evolve rapidly, and the speed, trajectory and strength of a recovery in general economic conditions remains highly uncertain and could be slowed or reversed by a number of factors, including the recent resurgence in COVID-19 infections in a number of locations around the world and the continued lack of generally effective therapeutics or a vaccine for the disease. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. See “Risk Factors” in Part II, Item 1A of the Quarterly Report for the quarter ended March 31, 2020 for information regarding the possible effects of COVID-19 on our business.
Key Business Metrics
In addition to our GAAP financial information, we monitor the following key metrics to help us measure and evaluate the effectiveness of our operations:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Number of customers (at period end)	1,660	1,341	1,660	1,341
Subscription revenue as a percentage of total revenue	54%	49%	54%	52%
•Number of Customers. We believe that the size of our customer base is an indicator of our market penetration and that our net customer additions are an indicator of the growth of our business and our future revenue opportunity. We define a customer as a distinct entity, division or business unit of an organization that receives support or has the right to use our cloud-based solutions as of the specified measurement date. Revenue from any single customer is determined by the number of identities the customer is entitled to govern as well as the number of modules and solutions purchased. Our customer base increased by 319, or 24%, from 1,341 customers at September 30, 2019 to 1,660 customers at September 30, 2020. This increase includes 12 customers added in the first quarter of 2020 as a result of the integration of our two acquisitions in the fourth quarter of 2019.
•Subscription Revenue as a Percentage of Total Revenue. Subscription revenue is a portion of our total revenue and is derived from (i) IdentityIQ maintenance and support agreements and (ii) the SailPoint Identity Services where customers enter into subscription agreements with us. As we generally sell our solutions on a per-identity basis, our SaaS subscription revenue for any customer is primarily determined by the number of identities that the customer is entitled to govern, the number of applications that the customer has licensed from us, and the ongoing price paid per-identity under a maintenance and support agreement. Thus, we consider our subscription revenue to be the recurring portion of our revenue base and believe that its continued growth as a percentage of total revenue will lead to a more predictable revenue model and increase our visibility to future period total revenues. Because we recognize our subscription revenue ratably over the duration of those agreements, a portion of the revenue we recognize each period is derived from agreements we entered into in prior periods. In contrast, we typically recognize license revenue upon entering into the applicable license, the timing of which is less predictable and may cause significant fluctuations in our quarterly financial results.

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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Revenue
Licenses	$30,864	$26,825	$86,748	$64,827
Subscription	51,004	37,383	140,807	102,929
Services and other	12,145	11,671	34,358	31,760
Total revenue	94,013	75,879	261,913	199,516
Cost of revenue
Licenses	1,083	1,083	3,269	3,157
Subscription (1)	9,794	6,862	26,927	18,990
Services and other (1)	9,922	8,985	27,597	25,361
Total cost of revenue	20,799	16,930	57,793	47,508
Gross profit	73,214	58,949	204,120	152,008
Operating expenses
Research and development (1)	19,314	14,148	52,775	40,318
General and administrative (1)	8,846	10,192	27,731	27,819
Sales and marketing (1)	44,092	33,274	119,886	99,298
Total operating expenses	72,252	57,614	200,392	167,435
Income (loss) from operations	962	1,335	3,728	(15,427)
Other expense, net:
Interest income	349	418	1,790	843
Interest expense	(4,639)	(408)	(13,757)	(561)
Other income (expense), net	214	(295)	(222)	(1,018)
Total other expense, net	(4,076)	(285)	(12,189)	(736)
Income (loss) before income taxes	(3,114)	1,050	(8,461)	(16,163)
Income tax benefit	2,438	2,618	2,410	2,244
Net income (loss)	$(676)	$3,668	$(6,051)	$(13,919)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Cost of revenue - subscription	$485	$286	$1,270	$830
Cost of revenue - services and other	550	337	1,368	1,066
Research and development	1,712	820	4,700	2,653
General and administrative	1,944	1,710	4,896	4,725
Sales and marketing	3,147	1,336	8,945	4,824
Total stock-based compensation expense	$7,838	$4,489	$21,179	$14,098
The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue
Licenses	33%	35%	33%	32%
Subscription	54	49	54	52
Services and other	13	16	13	16
Total revenue	100	100	100	100
Cost of revenue
Licenses	1	1	1	2
Subscription	10	9	10	9
Services and other	11	12	11	13
Total cost of revenue	22	22	22	24
Gross profit	78	78	78	76
Operating expenses
Research and development	21	19	20	20
General and administrative	9	13	11	14
Sales and marketing	47	44	46	50
Total operating expenses	77	76	77	84
Income (loss) from operations	1	2	1	(8)
Other expense, net:
Interest income	—	1	1	—
Interest expense	(5)	(1)	(5)	—
Other income (expense), net	—	—	—	—
Total other expense, net	(5)	—	(4)	—
Income (loss) before income taxes	(4)	2	(3)	(8)
Income tax benefit	3	3	1	1
Net income (loss)	(1)%	5%	(2)%	(7)%

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	variance $	variance %	September 30, 2020	September 30, 2019	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$30,864	$26,825	$4,039	15%	$86,748	$64,827	$21,921	34%
Subscription	51,004	37,383	13,621	36%	140,807	102,929	37,878	37%
Services and other	12,145	11,671	474	4%	34,358	31,760	2,598	8%
Total revenue	$94,013	$75,879	$18,134	24%	$261,913	$199,516	$62,397	31%
License Revenue. License revenue increased by $4.0 million, or 15%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. During the three months ended September 30, 2020 and 2019, license revenue from new customers was $22.4 million and $15.4 million, and license revenue from existing customers was $8.5 million and $11.4 million for the respective periods.
License revenue increased by $21.9 million, or 34%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, license revenue from new customers was $55.9 million and $41.7 million, and license revenue from existing customers was $30.9 million and $23.1 million for the respective periods.
Subscription Revenue. Subscription revenue increased by $13.6 million, or 36%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to an increase in ongoing maintenance revenue from our increased installed base and new sales of our SaaS offerings as we continue to see strong momentum in our SaaS business. During the three months ended September 30, 2020 and 2019, subscription revenue from new customers was $6.5 million and $5.7 million, and subscription revenue from existing customers was $44.5 million and $31.7 million for the respective periods.
Subscription revenue increased by $37.9 million, or 37%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was primarily a result of an increase in ongoing maintenance revenue from our increased installed base and new sales of our SaaS offerings as we continue to see strong momentum in our SaaS business. During the nine months ended September 30, 2020 and 2019, subscription revenue from new customers was $10.9 million and $10.1 million, and subscription revenue from existing customers was $129.9 million and $92.8 million for the respective periods.
Services and Other Revenue. Services and other revenue increased by $0.5 million, or 4% for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase is primarily a result of an increase in the number of customers using our consulting and training services.
Services and other revenue increased by $2.6 million, or 8%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase is primarily a result of an increase in the number of customers using our consulting and training services.
Geographic Regions. Our customers in the United States contributed the largest portion of our revenue in each reporting period ended September 30, 2020 and 2019 because we have more market momentum related to our larger and more established sales force, sales pipeline and brand recognition and awareness in the United States as compared to our other regions. Revenue is classified by the following major geographic areas: (i) United States, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) rest of the world. We continue to invest in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide. For the three and nine months ended September 30, 2020, revenue in the United States, EMEA and the rest of the world increased year-over-year.

The following table sets forth, for each of the periods presented, our consolidated total revenue by geography and the respective percentages of total revenue:

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	$	% of revenue	$	% of revenue	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$67,917	72%	$56,071	74%	$191,613	73%	$142,030	71%
EMEA (1)	16,329	17%	12,499	16%	43,104	17%	38,768	19%
Rest of the World (1)	9,767	11%	7,309	10%	27,196	10%	18,718	10%
Total revenue	$94,013	100%	$75,879	100%	$261,913	100%	$199,516	100%
(1)No single country outside of the United States represented more than 10% of our revenue.
Gross Profit and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	variance $	variance %	September 30, 2020	September 30, 2019	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$29,781	$25,742	$4,039	16%	$83,479	$61,670	$21,809	35%
Subscription	41,210	30,521	10,689	35%	113,880	83,939	29,941	36%
Services and other	2,223	2,686	(463)	(17)%	6,761	6,399	362	6%
Total gross profit	$73,214	$58,949	$14,265	24%	$204,120	$152,008	$52,112	34%

Gross margin
Licenses	96%	96%			96%	95%
Subscription	81%	82%			81%	82%
Services and other	18%	23%			20%	20%
Total gross margin	78%	78%			78%	76%
Licenses. License gross profit increased by $4.0 million, or 16%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in gross profit was the result of increased license revenues with only minor increases in third party royalties.
License gross profit increased by $21.8 million, or 35%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in gross profit was the result of increased license revenues with only minor increases in third party royalties.
Subscription. Subscription gross profit increased by $10.7 million, or 35%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The increase in gross profit was the result of growth in subscription revenue, as described above, while gross margin remained materially consistent with prior period.
Subscription gross profit increased by $29.9 million, or 36%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in gross profit was the result of growth in subscription revenue, as described above, while gross margin remained materially consistent with prior period.
Services and Other. Services and other gross profit decreased by $0.5 million, or 17%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in gross profit is primarily attributable to the higher partner utilization in our professional services and training organization to support an increasing number of customers, partially offset by increased revenues due to customer growth.

Services and other gross profit increased by $0.4 million, or 6%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in gross profit is primarily a result of an increase in the number of customers using our consulting and training services, partially offset by higher partner utilization in our professional services and training organization.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2020	September 30, 2019	variance $	variance %	September 30, 2020	September 30, 2019	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$19,314	$14,148	$5,166	37%	$52,775	$40,318	$12,457	31%
General and administrative	8,846	10,192	(1,346)	(13)%	27,731	27,819	(88)	—%
Sales and marketing	44,092	33,274	10,818	33%	119,886	99,298	20,588	21%
Total operating expenses	$72,252	$57,614	$14,638	25%	$200,392	$167,435	$32,957	20%
Research and Development Expenses. Research and development expenses increased by $5.2 million, or 37%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily driven by a $5.0 million increase in employee-based costs primarily consisting of salary related expenses, bonus accrual and stock-based compensation.
Research and development expenses increased by $12.5 million, or 31%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily driven by a $11.1 million increase in employee-based costs primarily consisting of salary related expenses, bonus accrual and stock-based compensation, $0.7 million increase in professional services expense and a $0.7 million increase in software and hosting arrangement expenses.
General and Administrative Expenses. General and administrative expenses decreased by $1.3 million, or 13%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was primarily driven by a $1.4 million decrease in professional services expense relating primarily to legal fees and consulting fees associated with the issuance and sale of the Notes and Capped Call Transactions (each as defined below) and acquisition related costs in the prior year and a $0.4 million decrease in provision of credit losses, partially offset by a $0.7 million increase in software maintenance and subscription expenses.
General and administrative expenses decreased by $0.1 million, or 0%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This decrease was primarily driven by a $2.9 million decrease in professional services expense relating primarily to legal fees and consulting fees associated with the issuance and sale of the Notes and Capped Call Transactions and acquisition related costs in the prior year, offset by a $2.3 million increase in software maintenance and subscription expenses and a $0.7 million increase in general and administrative headcount and related allocated overhead expenses.
Sales and Marketing Expenses. Sales and marketing expenses increased by $10.8 million, or 33%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily driven by a $10.9 million increase in employee-based costs primarily consists of salary related expenses, commissions, bonus accrual and stock-based compensation, a $1.6 million increase in professional services expense relating primarily to staff augmentation and advisory services and a $0.5 million increase in software and hosting arrangement expenses, partially offset by a $2.1 million decrease in travel expense due to COVID-19 related limitations.
Sales and Marketing Expenses. Sales and marketing expenses increased by $20.6 million, or 21%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily driven by a $23.6 million increase in employee-based costs primarily consists of salary related expenses, commissions, bonus accrual and stock-based compensation, a $1.2 million increase in professional services expense relating primarily to staff augmentation and advisory services and a $1.0 million increase in software and hosting arrangement expenses, partially offset by a $4.4 million decrease in travel expense and a $0.7 million decrease in events expense, both due to COVID-19 related limitations.

Interest Income and Interest Expense
Interest Income
Interest income decreased by $0.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This decrease was primarily due to a significant decrease in interest rates earned on our money market accounts, offset by the increase in our cash balance.
Interest income increased by $0.9 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was due to interest income earned on our money market accounts, primarily during the first quarter of 2020, in which we have invested a significant portion of the net proceeds from the Notes issuance in the third quarter of 2019.
Interest Expense
Interest expense increased by $4.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This increase was primarily due to $4.1 million of amortization of debt discount and $0.3 million of debt issuance costs related to the Notes for the three months ended September 30, 2020.
Interest expense increased by $13.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. This increase was primarily due to $12.1 million of amortization of debt discount and $1.0 million of debt issuance costs related to the Notes for the nine months ended September 30, 2020.
Income Tax Benefit
The Company recorded an income tax benefit of approximately $2.4 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively, leading to a net benefit of $0.2 million year-over-year. The Company maintains a full valuation allowance for our Israel tax position due the lack of taxable earnings for the foreseeable future.
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
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. With the exception of 2018 and 2019, we have incurred net operating losses for federal income tax purposes each year since our inception. We have since begun to utilize some of our net operating losses for federal income tax purposes. Thus, our tax expense to date relates primarily to state as well as foreign income taxes. The effective tax rate for the three and nine months ended September 30, 2020 is 78.3% and 28.5%, respectively, compared to (249.3)% and 13.9% for the three and nine months ended September 30, 2019. The main drivers for the differences in the rates from the prior period to the current period are related to differences in forecasted pre-tax book income, the impact of stock compensation, an increase in foreign tax liabilities and the impact of the research and development ("R&D") credits.
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
Liquidity and Capital Resources
As of September 30, 2020, we had $483.7 million of cash and cash equivalents (of which $4.7 million is held in our foreign subsidiaries), $75.0 million of availability under the Credit Agreement (as defined below) and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit, issued primarily in connection with our corporate headquarters lease. As of September 30, 2020, we had $253.9 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue.

We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Credit Agreement will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new solutions and product enhancements and the continuing market acceptance of our offerings and services. To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may borrow under our Credit Agreement or seek to raise additional funds through equity, equity-linked or debt financings. Any additional equity financing may be dilutive to our existing stockholders. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness or use cash resources. As of September 30, 2020, we had no material commitments for capital expenditures.
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
Borrowings under the Credit Agreement are scheduled to mature in March 11, 2024. We had no outstanding revolving credit loan balance as of September 30, 2020 and December 31, 2019. We were in compliance with all applicable covenants as of September 30, 2020.
See Note 8 “Credit Agreement” in our notes to unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Credit Agreement.
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
As of September 30, 2020, the Notes are convertible at the option of the holders. We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. It is our current intent to settle conversions of the Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock.
In conjunction with the issuance of the Notes, we entered into the Capped Call Transactions to reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Notes. We may owe additional cash to the holders of the Notes upon early conversion if our stock price exceeds $41.34 per share, which is subject to certain adjustments. Although our incremental exposure to the additional cash payment above the principal amount of the Notes is reduced by the capped calls, conversion of the Notes by the holders may cause dilution to the ownership interests of existing stockholders.
See Note 9 “Convertible Senior Notes and Capped Call Transactions” in our notes to unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Notes and Capped Call Transactions.

Summary of Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(In thousands)
Net cash provided by operating activities	$34,406	$39,654
Net cash used in investing activities	(2,416)	(5,075)
Net cash provided by financing activities	7,944	358,834
Net increase in cash, cash equivalents and restricted cash	$39,934	$393,413
Cash Flows from Operating Activities
During the nine months ended September 30, 2020, cash provided by operating activities was $34.4 million, which consisted of net loss of $6.1 million, adjusted by non-cash charges of $58.3 million and a net decrease of $17.9 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $13.8 million, amortization of debt discount and issuance costs of $13.3 million, amortization of contract acquisition costs of $10.1 million, provision for credit losses of $0.4 million, stock-based compensation of $21.2 million, a net decrease in operating leases of $0.3 million and a net decrease in deferred taxes of $0.1 million. The decrease in our net operating assets and liabilities was $17.9 million as a result of an increase in prepayments and other assets and a change in income taxes payable to income taxes receivable, partially offset by a decrease in accounts receivable due to the timing of receipts of payments from customers, an increase in accounts payable due to timing of cash disbursements, an increase in accrued expenses and other liabilities due primarily to accrual of additional bonuses and withholdings of employee stock purchase plan contributions, and an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services.
During the nine months ended September 30, 2019, cash provided by operating activities was $39.7 million, which consisted of net loss of $13.9 million, adjusted by non-cash charges of $32.9 million and a net increase of $20.7 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $10.6 million, amortization of debt discount and issuance costs of $0.4 million, amortization of contract acquisition costs of $7.3 million, bad debt expense of $0.2 million, stock-based compensation of $14.1 million and a net increase in operating leases of $0.3 million. The increase in our net operating assets and liabilities was $20.7 million as a result of a decrease in accounts receivable due to the timing of receipts of payments from customers, an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services and an increase in accrued expenses and other liabilities due primarily to accrual of additional commissions and bonuses, partially offset by an increase in prepayments and other assets due to increases in deferred contract acquisition costs and contract assets, a decrease in accounts payable due to timing of cash disbursements and a change in income taxes payable to income taxes receivable.
Cash Flows from Investing Activities
During the nine months ended September 30, 2020, cash used in investing activities was $2.4 million, consisting primarily of purchases of property and equipment.
During the nine months ended September 30, 2019, cash used in investing activities was $5.1 million, consisting primarily of purchases of property and equipment.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, cash provided by financing activities was $7.9 million, consisting of $4.9 million of proceeds from exercise of stock options and $3.5 million of proceeds from issuance of equity related to shares issued pursuant to our Employee Stock Purchase Plan, partially offset by $0.4 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers.

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
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our contractual obligations and commitments during the nine months ended September 30, 2020, as compared to the Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs, and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
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
Except for the adoption of ASU 2016-13, see “Critical Accounting Policies and Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report for a full discussion of these estimates and policies. See Note 1 “Description of Business and Summary of Significant Accounting Policies” and Note 3 “Allowance for Expected Credit Losses” in our notes to unaudited condensed consolidated financial statements included in this Quarterly Report for more information on the adoption of ASU 2016-13.
Recent Accounting Pronouncements
See Note 1 “Description of Business and Summary of Significant Accounting Policies” in our notes to unaudited condensed consolidated financial statements included in this Quarterly Report for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a description of market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of the Annual Report. Our exposure to market risks related to inflation risk has not changed materially from the exposure described in the Annual Report.

Interest Rate Risk
We had cash and cash equivalents and restricted cash of $490.1 million as of September 30, 2020, which are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. As of September 30, 2020, we do not believe a hypothetical 10% relative change in interest rates would have a material impact on the value of our cash equivalents.
We did not have any investments in marketable securities as of September 30, 2020.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risk related to operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, British pound, Australian dollar, Canadian dollar, Singaporean dollar, Israeli shekel and the Indian rupee. As of September 30, 2020, our cash and cash equivalents included $4.7 million held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other income (expense), net, on our unaudited condensed consolidated statements of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding disclosure. Our CEO and CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2020 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of September 30, 2020, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that our employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to, nor is our property currently subject to, any material legal proceedings, and we are not aware of any such proceedings contemplated by governmental authorities.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A in the Company’s Annual Report and Part II, Item 1A in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 16, 2017, the Registration Statement on Form S-1 (File No. 333-221036) relating to our initial public offering was declared effective by the SEC and we priced our initial public offering. Pursuant to the Registration Statement, we registered an aggregate of 23.0 million shares of our common stock, of which 15.8 million shares were sold by us and 7.2 million shares were sold by certain selling stockholders named therein at a price to the public of $12.00 per share (for an aggregate offering price of $276.0 million). We received net proceeds of $172.0 million, after deducting underwriting discounts and commissions of $13.3 million and offering-related expenses of $4.4 million. As of September 30, 2020, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and $1.8 million of such proceeds to pay a related prepayment premium; the remaining net proceeds are held in cash and have not been deployed.

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

SailPoint Technologies Holdings, Inc.,

Date: November 5, 2020	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Jason Ream
Jason Ream
Chief Financial Officer (Principal Financial Officer)