Form 10-Q
period 2021-03-31
Sailpoint Technologies Holdings, Inc.
filed 2021-05-10
CIK 1627857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The registrant had 92,325,246 shares of common stock outstanding as of May 5, 2021.

SailPoint Technologies Holdings, Inc.

PART I
ITEM 1. Financial Statements (Unaudited)
SAILPOINT TECHNOLOGIES HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$416,185	$510,289
Restricted cash	6,396	6,355
Accounts receivable, net of allowances of $290 and $376	85,299	112,255
Deferred contract acquisition costs, current	16,486	15,592
Prepayments and other current assets	33,390	26,027
Total current assets	557,756	670,518
Deferred tax asset - non-current	1,232	—
Property and equipment, net	18,809	19,443
Right-of-use assets, net	26,375	27,048
Deferred contract acquisition costs, non-current	39,875	38,510
Other non-current assets, net of allowances of $75 and $50	13,465	15,016
Goodwill	288,410	241,103
Intangible assets, net	86,948	63,962
Total assets	$1,032,870	$1,075,600
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,384	$4,753
Accrued expenses and other liabilities	39,324	59,460
Income taxes payable	—	978
Convertible senior notes, net	383,891	326,672
Deferred revenue	158,901	165,995
Total current liabilities	586,500	557,858
Deferred tax liability - non-current	—	1,329
Long-term operating lease liabilities	32,038	33,080
Deferred revenue - non-current	17,376	18,723
Total liabilities	635,914	610,990
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 92,228 shares as of March 31, 2021 and 91,386 shares as of December 31, 2020	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Additional paid in capital	428,883	484,012
Accumulated deficit	(31,936)	(19,411)
Total stockholders' equity	396,956	464,610
Total liabilities and stockholders’ equity	$1,032,870	$1,075,600
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue
Licenses	$19,235	$21,004
Subscription	59,242	43,881
Services and other	12,285	10,557
Total revenue	90,762	75,442
Cost of revenue
Licenses	1,247	1,080
Subscription	11,304	8,476
Services and other	11,799	9,006
Total cost of revenue	24,350	18,562
Gross profit	66,412	56,880
Operating expenses
Research and development	19,566	15,808
General and administrative	11,267	9,514
Sales and marketing	51,162	36,860
Total operating expenses	81,995	62,182
Loss from operations	(15,583)	(5,302)
Other expense, net
Interest income	200	1,272
Interest expense	(789)	(4,532)
Other expense, net	(1)	(324)
Total other expense, net	(590)	(3,584)
Loss before income taxes	(16,173)	(8,886)
Income tax benefit	882	469
Net loss	$(15,291)	$(8,417)
Net loss per share
Basic	$(0.17)	$(0.09)
Diluted	$(0.17)	$(0.09)
Weighted average shares outstanding
Basic	91,684	89,862
Diluted	91,684	89,862
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Three Months Ended March 31, 2021
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at December 31, 2020	91,386	$9	$484,012	$(19,411)	$464,610
Cumulative effect adjustment from the adoption of ASU 2020-06	—	—	(65,517)	2,766	(62,751)
Exercise of stock options	188	—	1,608	—	1,608
Restricted stock units vested, net of tax settlement	509	—	(1,293)	—	(1,293)
Stock-based compensation expense	—	—	10,073	—	10,073
Partial conversion of convertible senior notes	182	—	—	—	—
Settlement of capped calls related to partial conversion of convertible senior notes	(37)	—	—	—	—
Net loss	—	—	—	(15,291)	(15,291)
Balance at March 31, 2021	92,228	$9	$428,883	$(31,936)	$396,956

	For the Three Months Ended March 31, 2020
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at December 31, 2019	89,676	$9	$442,407	$(8,289)	$434,127
Cumulative effect adjustment from the adoption of ASC 326	—	—	—	(359)	(359)
Exercise of stock options	228	—	1,317	—	1,317
Restricted stock units vested, net of tax settlement	265	—	(155)	—	(155)
Stock-based compensation expense	—	—	6,191	—	6,191
Net loss	—	—	—	(8,417)	(8,417)
Balance at March 31, 2020	90,169	$9	$449,760	$(17,065)	$432,704
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating activities
Net loss	$(15,291)	$(8,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,784	4,586
Amortization of debt discount and issuance costs	633	4,367
Amortization of contract acquisition costs	4,328	3,004
Loss on disposal of fixed assets	27	124
Provision for credit losses	102	127
Stock-based compensation expense	10,073	6,191
Operating leases, net	(205)	(71)
Deferred taxes	—	(113)
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions
Accounts receivable	27,854	31,284
Deferred contract acquisition costs	(6,587)	(6,211)
Prepayments and other current assets	(7,191)	1,760
Other non-current assets	2,992	3,213
Accounts payable	(369)	(716)
Accrued expenses and other liabilities	(22,161)	(14,742)
Income taxes	(978)	(874)
Deferred revenue	(10,177)	(7,053)
Net cash provided by (used in) operating activities	(12,166)	16,459
Investing activities
Purchase of property and equipment	(818)	(239)
Proceeds from sale of property and equipment	2	10
Purchase of intangibles	(40)	—
Business acquisitions, net of cash acquired	(71,196)	—
Net cash used in investing activities	(72,052)	(229)
Financing activities
Payments for partial conversion of convertible senior notes	(10,160)	—
Taxes associated with net issuances of shares upon vesting of restricted stock units	(1,293)	(155)
Exercise of stock options	1,608	1,317
Net cash provided by (used in) financing activities	(9,845)	1,162
Net increase (decrease) in cash, cash equivalents and restricted cash	(94,063)	17,392
Cash, cash equivalents and restricted cash, beginning of period	516,644	450,120
Cash, cash equivalents and restricted cash, end of period	$422,581	$467,512
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
SailPoint Technologies Holdings, Inc. (“we,” “our,” “the Company” or “SailPoint”) was incorporated in the state of Delaware on August 8, 2014, in preparation for the purchase of SailPoint Technologies, Inc. The purchase occurred on September 8, 2014 and our certificate of incorporation was amended and restated as of such date. SailPoint Technologies, Inc. was formed July 14, 2004 as a Delaware corporation. The Company designs, develops and markets identity security software that helps organizations govern user access to critical systems and data. The Company currently markets its products and services worldwide.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as well as the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. Accordingly, the Company has condensed or omitted certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP. All intercompany accounts and transactions have been eliminated in consolidation.
The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of stockholders’ equity and the statements of cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2021 or any future period.
These financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 25, 2021 (the “Annual Report”).
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple performance obligations in revenue recognition, the expected period of benefit of deferred contract acquisition costs, the collectability of accounts receivable, stock-based compensation expense, income taxes, and the valuation, useful lives and impairment of intangible assets and goodwill arising from business combinations. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Concentration of Credit Risk and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of March 31, 2021 and December 31, 2020, no single customer represented more than 10% of the balance in accounts receivable. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company. No single customer represented more than 10% of revenue for the three months ended March 31, 2021 or 2020. The Company does not experience concentration of credit risk in foreign countries as no single foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

Significant Accounting Policies
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Annual Report, most notably Note 1 “Description of Business and Summary of Significant Accounting Policies.” Except for the adoption of ASU 2020-06 described below, there have been no changes to our significant accounting policies described in the Annual Report that have had a material impact on our unaudited condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change will reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Company’s convertible senior notes (the "Notes"). Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either the fully retrospective or modified retrospective basis.
The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective approach, which requires a cumulative adjustment to be recorded to accumulated deficit. Adoption of ASU 2020-06 resulted in a material effect on the unaudited condensed consolidated balance sheet as the Company no longer separately presents in equity an embedded conversion feature. The impact to the unaudited condensed consolidated balance sheet was an increase of the Notes by $66.8 million, a decrease of our deferred tax liability by $4.0 million, a decrease of our additional paid in capital by $65.5 million and a decrease of our accumulated deficit by $2.8 million. Interest expense recognized will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. This adoption did not have a material impact on the Company's unaudited condensed consolidated statement of cash flows. The Company will prospectively utilize the if-converted method to calculate the impact of convertible instruments on diluted earnings per share.
2. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue by geographic region based on the customer’s location is presented in Note 13 “Geographic Information and Major Customers.”

The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	Licenses	SaaS (1)	Maintenance and Support (1)	Other Subscription Services (1)	Services and Other
	(In thousands)
Three Months Ended March 31, 2021
Revenue recognized at a point in time	$19,235	$—	$—	$—	$—
Revenue recognized over time	—	21,889	35,474	1,879	12,285
Total revenue	$19,235	$21,889	$35,474	$1,879	$12,285

Three Months Ended March 31, 2020
Revenue recognized at a point in time	$21,004	$—	$—	$—	$—
Revenue recognized over time	—	14,127	29,157	597	10,557
Total revenue	$21,004	$14,127	$29,157	$597	$10,557
(1) Subscription revenue is further disaggregated into SaaS, Maintenance and Support and Other Subscription Services revenue in the table above.
Contract Balances
A summary of the activity impacting our contract balances during the reporting periods is presented below:

	Contract Acquisition Costs
	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Beginning Balance	$54,102	$35,152
Additional deferred contract acquisition costs	6,587	2,806
Amortization of deferred contract acquisition costs	(4,328)	(3,004)
Ending Balance	$56,361	$34,954
There were no material impairments of deferred contract acquisition costs for the periods ended March 31, 2021 or 2020.

	Deferred Revenue
	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Beginning Balance	$184,718	$152,033
Decrease, net	(8,441)	(7,053)
Ending Balance	$176,277	$144,980
Deferred revenue, which is a contract liability, consists primarily of amounts invoiced in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. During the three months ended March 31, 2021 and 2020, revenue recognized that was previously deferred was $63.0 million and $46.8 million, respectively. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance obligations and the customer billings.

Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at the contract level, and typically result from sales contracts where revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. Contract assets are included in prepayments and other current assets in the amount of $16.6 million and $10.7 million and other non-current assets in the amount of $12.7 million and $14.2 million in the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. During the three months ended March 31, 2021 and 2020, amounts reclassified from contract assets to accounts receivable were $0.8 million and $1.5 million, respectively.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract revenue that has not yet been recognized and is included in deferred revenue, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2021, amounts allocated to these additional performance obligations are $348.2 million, of which we expect to recognize $199.6 million as revenue over the next 12 months with the remaining balance recognized thereafter.
3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s financial assets that are measured at fair value on a recurring basis:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents
Money market funds	$12,887	—	—	$12,887
Total cash equivalents	$12,887	—	—	$12,887

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents
Money market funds	$9,757	—	—	$9,757
Total cash equivalents	$9,757	—	—	$9,757
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of March 31, 2021 and December 31, 2020 and are excluded from the fair value tables above.
See Note 9 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of our Notes as of March 31, 2021.
4. Business Combinations
2021 Acquisitions
Intello
On February 22, 2021, the Company acquired Intello Inc. ("Intello"), a Delaware corporation, pursuant to an Agreement and Plan of Merger whereby Intello became a wholly owned subsidiary of the Company. Intello is an early-stage software as a service ("SaaS") management company that helps organizations discover, manage, and secure SaaS applications. The aggregate consideration paid in connection with this acquisition was $44.0 million.
The following table summarizes the preliminary purchase price allocation as of the date of acquisition:

As of
February 22, 2021
(In thousands)
Cash and cash equivalents	$1,143
Accounts receivable	150
Prepayments and other current assets	43
Property and equipment	17
Goodwill	32,418
Intangible assets	12,300
Accrued expenses and other liabilities	(102)
Deferred tax liability - non-current	(1,401)
Deferred revenue	(536)
Total fair value of assets acquired and liabilities assumed	$44,032
The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated Useful Life
	(In thousands)	(In years)
Developed technology	$9,500	5
Customer lists	$2,800	3
The fair value of developed technology was estimated using the relief from royalty method (Level 3) utilizing assumptions, such as annual obsolescence, royalty rates, tax rate and discount rate. The fair value of customer lists was estimated using the replacement cost method (Level 3), which utilized assumptions for the cost to recreate the relationships, such as the timing and resources required, distributor's profit mark-up and opportunity cost.
ERP Maestro
On March 15, 2021, the Company acquired ERP Maestro, Inc. ("ERP Maestro"), a Florida corporation, pursuant to an Agreement and Plan of Merger whereby ERP Maestro became a wholly owned subsidiary of the Company. ERP Maestro is an early-stage SaaS governance, risk and compliance solution that provides separation-of-duty controls monitoring for an organization’s most critical applications. The aggregate consideration paid in connection with this acquisition was $29.2 million.

The following table summarizes the preliminary purchase price allocation as of the date of acquisition:

As of
March 15, 2021
(In thousands)
Cash and cash equivalents	$924
Accounts receivable	850
Prepayments and other current assets	66
Property and equipment	152
Right-of-use assets	223
Goodwill	14,889
Intangible assets	13,900
Accrued expenses and other liabilities	(499)
Deferred tax liability - non-current	(75)
Deferred revenue	(1,200)
Total fair value of assets acquired and liabilities assumed	$29,230
The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated Useful Life
	(In thousands)	(In years)
Developed technology	$10,000	5
Customer lists	$3,900	3
The fair value of developed technology was estimated using the replacement cost method (Level 3) utilizing assumptions for the cost to replace, such as the workforce, timing and resources required, annual obsolescence, as well as a theoretical developer’s profit margin and entrepreneurial incentive and opportunity cost. The fair value of customer lists was estimated using the replacement cost method (Level 3), which utilized assumptions for the cost to recreate the relationships, such as the timing and resources required, distributor's profit mark-up and opportunity cost and customer age.
Additional Acquisition Related Information
The operating results of the acquired companies are included in our unaudited condensed consolidated statement of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our unaudited condensed consolidated statement of operations. During the three months ended March 31, 2021, acquisition related costs were $1.9 million, which include primarily legal, accounting and consulting professional service fees and have been included in general and administrative expenses in the unaudited condensed consolidated statement of operations.
These acquisitions have been accounted for as business combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the respective acquisition date. The purchase price allocations are provisional pending final valuations and purchase accounting adjustments, which were not final as of March 31, 2021. The Company will finalize the purchase price within the required one-year measurement period as of the dates of acquisition.
The Company believes that for each acquisition, the acquired companies will provide opportunities for growth through investing in additional products and capabilities, among other factors. This contributed to a purchase price in excess of the estimated fair value of each acquired company’s net identifiable assets acquired. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill in connection with each acquisition. Goodwill arising from these acquisitions is not deductible for tax purposes.

5. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The changes in the carrying amounts of goodwill for the three months ended March 31, 2021 is due to the acquisitions of Intello and ERP Maestro. For additional information regarding the acquisitions, see Note 4 “Business Combinations.”
The following table reflects goodwill activity for the three months ended March 31, 2021:

(In thousands)
Balance, December 31, 2020	$241,103
Goodwill acquired	47,307
Balance, March 31, 2021	$288,410
There were no impairments of goodwill during the periods ended March 31, 2021 or 2020.
Intangible Assets
Total cost and amortization of intangible assets are comprised of the following:

		As of
	Weighted Average Useful Life	March 31, 2021	December 31, 2020
Intangible assets, net	(In years)	(In thousands)
Customer lists	14.6	$49,200	$42,500
Developed technology	8.5	71,260	51,760
Trade names and trademarks	17.0	24,500	24,500
Other intangible assets	4.7	3,786	3,746
Total intangible assets		148,746	122,506
Less: Accumulated amortization		(61,798)	(58,544)
Total intangible assets, net		$86,948	$63,962
Amortization expense for the periods presented is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Cost of revenue - licenses	$1,008	$1,008
Cost of revenue - subscription	857	910
Research and development	168	191
Sales and marketing	1,220	1,068
Total amortization expense	$3,253	$3,177
Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments of intangible assets during the periods ended March 31, 2021 or 2020.

The total estimated future amortization expense of these intangible assets as of March 31, 2021 is as follows:

Year Ending December 31,	(In thousands)
2021 (except the three months ended March 31)	$13,093
2022	17,106
2023	16,557
2024	12,674
2025	8,175
Thereafter	19,343
Total amortization expense	$86,948
6. Leases
Letters of Credit
As of March 31, 2021 and December 31, 2020, the Company had an aggregate of $6.0 million of cash collateral for an unconditional standby letter of credit related to the Company’s corporate headquarters lease. The Company is also required to maintain a small amount of restricted cash to guarantee rent payments for our subsidiaries.
Operating Leases
As of March 31, 2021, our leases, which primarily consist of office leases, have remaining lease terms of less than one year to nine years. Certain leases include early termination and/or extension options; however, exercise of these options is at the Company’s sole discretion. As of March 31, 2021, the Company determined that it is not reasonably certain that it will exercise the options to extend its leases or terminate them early. As of March 31, 2021, we have no financing leases and no material sub-leases, and our non-cancelable operating lease commitments excludes variable consideration.
The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(In thousands)
2021 (except the three months ended March 31)	$4,533
2022	5,911
2023	5,297
2024	5,038
2025	4,890
Thereafter	17,393
Total minimum lease payments	43,062
Less: interest	(6,378)
Total present value of operating lease liabilities	$36,684

Current operating lease liabilities	$4,646
Long-term operating lease liabilities	32,038
Total operating lease liabilities	$36,684
7. Commitments and Contingencies
Indemnification Arrangements
In the ordinary course of business, the Company enters into contractual arrangements under which it agrees to provide indemnification of varying scope and terms to customers, business partners and other parties with respect to certain matters, including losses arising out of the breach of such agreements, intellectual property infringement claims made by third parties, and other liabilities with respect to our products, services and business. In these circumstances, payment may be conditioned on the other party making a claim pursuant to the procedures specified in a particular contract.

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
8. Credit Agreement
On March 11, 2019, SailPoint Technologies, Inc., as borrower (the "Borrower"), and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time through the date hereof, the “Credit Agreement”). The Credit Agreement is guaranteed by SailPoint Technologies Intermediate Holdings, LLC, a wholly owned subsidiary, and the Borrower’s material domestic subsidiaries (the “Guarantors” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets.
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
The Company had no outstanding revolving credit loan balance under the Credit Agreement as of March 31, 2021 or December 31, 2020. The Company was in compliance with all applicable covenants as of March 31, 2021.
The Company incurred total debt issuance costs of $0.8 million in connection with the Credit Agreement, the net balance of which is included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the Credit Agreement on a straight-line basis. Amortization of debt issuance costs for the periods ended March 31, 2021 and 2020 were not material and were recorded in interest expense in the accompanying unaudited condensed consolidated statements of operations.
9. Convertible Senior Notes and Capped Call Transactions
In September 2019, the Company issued and sold $400.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2024 (the “Notes”) in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the Offering were $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. The Company used $37.1 million of the net proceeds from the Offering to pay the cost of the privately negotiated capped call transactions (the "Capped Call Transactions") it entered into with the initial purchasers of the Notes or their respective affiliates and another financial institution.

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
The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company was in compliance with all applicable covenants as of March 31, 2021.

For at least 20 trading days during the period of 30 consecutive trading days ended September 30, 2020, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the Notes on each applicable trading day. This conversion trigger has been met each quarter since then, including the quarter ended March 31, 2021. As a result, the Notes continue to be convertible at the option of the holders during the fiscal quarter ending June 30, 2021 and remained classified as current liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2021.
During the three months ended March 31, 2021, upon the request of certain holders the Company settled the conversion of the $10.2 million in aggregate principal amount of the Notes (the "2021 Converted Notes") with cash and settled all other amounts owed to the respective holders through the issuance of 181,629 shares of the Company's common stock with an aggregate fair value of approximately $10.1 million. The Company recognized an immaterial amount related to the acceleration of unamortized debt issuance costs related to these early note conversions, which was recorded in interest expense in the accompanying unaudited condensed consolidated statements of operations. As of the date of this filing, no other holders of the Notes have submitted requests for conversion.
Transaction costs related to the issuance of the Notes were $8.8 million and are being amortized to interest expense at an effective interest method rate of 0.57% over the term of the Notes.
As of March 31, 2021, the Notes have a remaining life of 42 months.
The net carrying amount of the liability and equity components of the Notes for the periods presented is as follows:

	As of
	March 31, 2021	December 31, 2020
	(In thousands)
Liability component
Principal	$389,840	$400,000
Unamortized discount (1)	—	(68,270)
Unamortized issuance costs (1)	(5,949)	(5,058)
Net carrying amount	$383,891	$326,672

Equity component, net of issuance costs (1)	$—	$86,764
(1)    See Note 1 "Description of Business and Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06.
The interest expense recognized related to the Notes for the periods presented is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Contractual interest expense	$118	$125
Amortization of debt discount (1)	—	3,989
Amortization of debt issuance costs (2)	592	337
Total	$710	$4,451
(1)    See Note 1 "Description of Business and Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06.
(2)    Amortization of debt issuance costs includes the acceleration of unamortized debt issuance costs related to the partial conversion of the Notes.
As of March 31, 2021, the total estimated fair value of the Notes was $711.3 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, and quoted prices of the Notes in an over-the-counter market.
Capped Call Transactions
In September 2019, in connection with the pricing of the Notes and in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, the Company entered into the Capped Call Transactions. The Capped Call Transactions are generally expected to reduce potential dilution to common stock upon any conversion of the Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial strike price of $28.42 per share, which corresponds to the initial conversion price of the Notes and is subject to certain adjustments, and an initial cap price of $41.34 per share, which is subject to certain adjustments. For accounting purposes, the Capped Calls Transactions are separate transactions and not part of the terms of the Notes. As the Capped Call Transactions are considered indexed to our own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $37.1 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid in capital.
The Capped Call Transactions initially covered, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, 14.1 million shares of our common stock. In connection with the settlement of the 2021 Converted Notes during the three months ended March 31, 2021, the Company terminated a pro rata amount of the Capped Call Transactions pursuant to the terms thereof. As a result of this pro rata termination, the Company received 37,301 shares of its common stock with an aggregate value of approximately $1.9 million based on the trading price of our common stock at that time. As of March 31, 2021, the Capped Call Transactions cover, subject to anti-dilution adjustments, 13.7 million shares of our common stock.
10. Stock-Based Compensation
2015 Stock Option Plans
In 2015, the Company adopted (i) the Amended and Restated 2015 Stock Option and Grant Plan and (ii) the 2015 Stock Incentive Plan (together the “2015 Stock Option Plans”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options (“NSOs”) for the right to purchase shares of common stock and restricted stock units (“RSUs”). The 2015 Stock Option Plans reserve 5.0 million shares of common stock for issuance as ISOs, 0.5 million shares of RSUs and 0.25 million shares for issuance under the 2015 Stock Incentive Plan. Under the 2015 Stock Option Plans, ISOs may not be granted at less than fair market value on the date of the grant and generally vest over a four-year period based on continued service. Options generally expire ten years after the grant date.
As of March 31, 2021, 0.6 million shares were available for issuance under the 2015 Stock Option Plans, including less than 0.1 million shares available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.
2017 Long Term Incentive Plan
In November 2017, the Company’s Board of Directors (the "Board") adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options, NSOs to purchase shares of common stock and RSUs. As of March 31, 2021, the Company had reserved 22.1 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan is increased on each January 1 by 4.4 million shares of common stock. Options and RSUs granted to employees under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan.
As of March 31, 2021, 14.2 million shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

The fair value for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights, as discussed further below, during the periods presented were estimated at grant date using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Expected dividend rate	0%	0%	0%	0%
Expected volatility	50.8%	56.2%	50.0%	48.1%
Risk-free interest rate	0.80%	1.53%	0.09%	1.57%
Expected term (in years)	6.25	6.25	0.50	0.50
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Balances at December 31, 2020	2,404	$17.85	7.7	$85,064
Granted	299	$60.78
Exercised	(188)	$8.54
Forfeited	(55)	$22.97
Balances at March 31, 2021	2,460	$23.68	7.1	$69,373
Options vested and expected to vest at March 31, 2021	2,460	$23.68	7.1	$69,373
Options vested and exercisable at March 31, 2021	1,164	$14.39	5.9	$42,183
The Company expects all outstanding stock options to fully vest. The weighted average grant date fair value per share for the three months ended March 31, 2021 and 2020 was $29.64 and $13.74, respectively. The total fair value of shares vested for the three months ended March 31, 2021 and 2020 was $3.2 million and $3.0 million, respectively.
The total unrecognized compensation expense related to non-vested stock options granted is $19.2 million and is expected to be recognized over a weighted average period of 2.6 years as of March 31, 2021.

Restricted Stock Units
The following table summarizes the RSU activity for the Company for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Balances at December 31, 2020	3,135	$23.90	1.4	$166,927
Granted	1,184	$59.83
Vested	(533)	$25.40
Forfeited	(91)	$27.14
Balances at March 31, 2021	3,695	$35.12	1.6	$187,146
Units expected to vest at March 31, 2021	3,695	$35.12	1.6	$187,146
The Company expects all outstanding RSUs to fully vest. The total unrecognized compensation expense related to RSUs was $119.9 million as of March 31, 2021 and is expected to be recognized over a weighted average period of 2.9 years.
Employee Stock Purchase Plan
The Company initially reserved 1.8 million shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP increases each January 1 by 0.9 million shares of common stock. The ESPP will continue in effect unless terminated by the Company’s Board or compensation committee, each of which has the right to terminate the ESPP at any time.
As of March 31, 2021, 3.5 million shares were available for issuance under the ESPP Plan. During each of the three months ended March 31, 2021 and 2020, there was no ESPP activity.
A summary of the Company’s stock-based compensation expense, which includes stock options, incentive units, RSUs and ESPP, is presented below:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Stock options	$1,616	$1,391
RSUs	7,571	4,198
ESPP	886	602
Total stock-based compensation expense	$10,073	$6,191

A summary of the Company’s stock-based compensation expense as recognized on the unaudited condensed consolidated statements of operations is presented below:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Cost of revenue - subscription	$662	$389
Cost of revenue - services and other	774	427
Research and development	2,220	1,501
General and administrative	2,062	1,002
Sales and marketing	4,355	2,872
Total stock-based compensation expense	$10,073	$6,191
11. Income Taxes
Income Taxes
The effective tax rate for the three months ended March 31, 2021 and 2020 is 5.5% and 5.3%, respectively. The primary drivers for the differences in the rates from the prior-year period to the current-year period are related to differences in forecasted pre-tax book income, the impact of stock compensation, foreign tax liabilities, acquisition impact, valuation allowance build and the effect of research and development ("R&D") credits.
Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which the Company conducts business. The Company expects to be in an overall deferred tax asset position for the period ended December 31, 2021 with a full valuation allowance as its deferred tax assets are not expected to be offset by the turning of its deferred tax liabilities over time. The Company still maintains a full valuation allowance for its Israel tax position due to the lack of taxable earnings for the foreseeable future.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the periods ended March 31, 2021 and 2020, the Company did not record any material interest or penalties.
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
12. Net Loss Per Share
Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted average outstanding common shares including the dilutive effect of stock awards. In periods when the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands, except per share data)
Numerator
Net loss	$(15,291)	$(8,417)

Denominator
Weighted average shares outstanding
Basic	91,684	89,862
Diluted	91,684	89,862

Net loss per share
Basic	$(0.17)	$(0.09)
Diluted	$(0.17)	$(0.09)
The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Stock options to purchase common stock	2,466	2,994
RSUs issued and outstanding	3,440	2,492
ESPP	138	179
Convertible senior notes	10,565	—
Total	16,609	5,665
13. Geographic Information and Major Customers
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
The following are a summary of consolidated revenues within geographic areas:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
United States	$65,407	$54,499
EMEA (1)	15,456	13,728
Rest of the World (1)	9,899	7,215
Total revenue	$90,762	$75,442
(1)    No single country outside of the United States represented more than 10% of our revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our Unaudited Condensed Consolidated Financial Statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021 (the “Annual Report”), including the consolidated financial statements and related notes included therein.
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
You should not rely upon forward-looking statements as predictions of future events or place undue reliance thereon. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections, in light of currently available information, about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors. Important factors, some of which are beyond our control, that could cause actual results to differ materially from our historical results or those expressed or implied by these forward-looking statements include the following: the scope, duration and severity of the COVID-19 pandemic, including any recurrence, as well as the timing of the economic recovery following the pandemic and its effect on the global economy and on our business; our ability to achieve and sustain profitability; our ability to sustain historical growth rates; our ability to attract and retain customers and to deepen our relationships with existing customers; an increased focus in our business from selling licenses to selling subscriptions; breaches in our security, cyber-attacks or other cyber-risks; interruptions with the delivery of our software as a service ("SaaS") solutions or third-party cloud-based systems that we use in our operations; our ability to compete successfully against current and future competitors; the length and unpredictable nature of our sales cycle; delayed effects on our operating results from ratably recognizing some of our revenue; fluctuations in our quarterly results; our ability to maintain successful relationships with our channel partners; the increasing complexity of our operations; real or perceived errors, failures or disruptions in our platform or solutions; our ability to adapt and respond to rapidly changing technology, industry standards, regulations or customer needs, requirements or preferences; our ability to comply with our privacy policy or related legal or regulatory requirements; the impact of various tax laws and regulations, including our failure to comply therewith; our ability to successfully identify, acquire and integrate companies and assets; our ability to maintain and enhance our brand or reputation as an industry leader; and the ability of our platform and solutions to effectively interoperate with our customers’ existing or future IT infrastructures. More information on these risks and other potential factors that could affect our financial results is included in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Annual Report and “Risk Factors” in Part II, Item 1A in subsequent quarterly reports. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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
We offer both SaaS and on-premise software solutions, which provide organizations with the intelligence required to empower users and govern their access to systems, applications and data across hybrid IT environments, spanning on-premises, cloud and mobile applications and file storage platforms. We help customers enable their businesses with more agile and innovative IT, streamline delivery of access to their businesses, enhance their security posture and better meet compliance and regulatory requirements. Our customers include many of the world’s largest and most complex organizations, including commercial enterprises, financial institutions and governments.
Our set of identity security solutions currently consists of:
•IdentityNow: our cloud-based, multi-tenant identity security platform, which provides customers with a set of fully integrated services for compliance, provisioning and password management for applications and data hosted on-premises or in the cloud;
•IdentityIQ: our on-premises identity security solution, which can be hosted in the public cloud or deployed in a customer’s data center, provides large, complex enterprise customers a unified and highly configurable identity security solution; and
•SailPoint Identity Services: delivered as multi-tenant SaaS subscription services that can be utilized in conjunction with IdentityNow and IdentityIQ and currently consisting of:
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
Our solutions address the complex needs of global enterprises and mid-market organizations. Our success is principally dependent on our ability to deliver compelling solutions to attract new customers and retain existing customers. Rising security threats and evolving regulations and compliance standards for cyber security, data protection, privacy and internal IT controls create new opportunities for our industry and require us to adapt our solutions to be successful. Maintaining our historical growth rates is also challenging because our growth strategy depends in part on our ability to drive new customer growth within existing geographic markets, further penetrate our existing customer base, continue to invest in our platform, leverage and expand our network of partners, expand market and product investment across existing vertical markets, and continuing to expand our global presence, while competing against much larger companies with more recognizable brands and financial resources. Although we seek to grow rapidly, we also focus on operating leverage and efficiency while continuing to invest in our platform to deliver innovative solutions to our customers.
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

IdentityNow and our SailPoint Identity Services are provided in exchange for a subscription fee and offer customers access to these solutions and infrastructure support for the duration of their subscription agreement. Our standard subscription agreement for our SaaS offerings has a duration of three years. For our IdentityIQ solutions, our customers either purchase a perpetual software license, which includes one year of maintenance and support, or a term license, sold as bundled arrangements that include the rights to a term license and maintenance and support typically for a three-year term. Accordingly, we allocate the transaction price to each performance obligation. Our maintenance provides software maintenance as well as access to our technical support services during the maintenance term. After the initial maintenance period, customers with perpetual licenses may renew their maintenance and support agreement for an additional fee.
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
Our revenue mix is changing as demand for our products and services is shifting from sales of perpetual licenses to sales of term licenses and subscriptions, and we expect this demand shift to continue, particularly as we continue our strategy to shift the sales mix of our solutions towards our SaaS offerings. For customers that still wish to purchase and operate non-SaaS software, we are increasingly selling our software through subscription-based term licenses, rather than through perpetual licenses. Over time, we expect that sales to new customers will be exclusively comprised of term licenses and subscriptions. Our transition to a subscription model has impacted, and it will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales become recognized ratably, as well as impact our operating margins as subscription revenue becomes a larger percentage of our sales. Our shift to a subscription model has fluctuated between periods, and our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited.
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
As part of our growth strategy, in the first quarter of 2021 we acquired Intello Inc. (“Intello”), an early-stage SaaS management company that helps organizations to discover, manage, and secure SaaS applications, and ERP Maestro, Inc., ("ERP Maestro"), an early-stage SaaS governance, risk and compliance solution that provides separation-of-duty controls monitoring, enabling customers to manage their risk by automating access controls for business applications with complex security concepts. See Note 4 “Business Combinations” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information.
See “Key Factors Affecting Our Performance” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report for information regarding the key factors affecting our performance.
Impact of COVID-19
In light of the ongoing spread of COVID-19 in the United States and abroad, including the emergence of new variants of the coronavirus, government and public health authorities continue to recommend social distancing and impose various quarantine and isolation measures on portions of the population, including measures directed at businesses. While intended to protect human life, these restrictions have had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain duration. We have made certain adjustments to our operations as we continue to provide our offerings to new and existing customers in response to these measures. For example, as a result of the COVID-19 pandemic, we shifted all customer events to virtual-only experiences beginning in early 2020 and expect this trend to continue for the foreseeable future, and we have transitioned to providing consulting services virtually as well.

While we believe that the pandemic has not had an immediate material adverse impact on our financial performance, our business may yet be negatively impacted by the COVID-19 pandemic as the duration of the pandemic and the scope of its effects ultimately remain unknown. For example, the conditions caused by the COVID-19 pandemic may materially adversely affect the rate of IT spending by our current and prospective customers, including our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, or cause customers to fail to make timely payments. We have seen an immaterial number of customer requests, and may continue to see similar requests, to lengthen payment terms or reduce the value or duration of subscription contracts, but this has not resulted in a material adverse impact on our renewal rates. While we have not been able to provide on-site consulting services to our customers during the pandemic due to local and regional restrictions, this has not resulted in any meaningful adverse impact on our ability to deliver such services because a significant portion of our consulting services have historically been provided remotely and most on-site projects transitioned to a remote delivery model. We continue to monitor the global impact of the pandemic on our customers and our business, especially as certain parts of the world experience surges in COVID-19 cases and particularly devastating effects from the pandemic, as is currently the case in India.
Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce, we believe the value and scalability of our identity platform has become even more evident. We believe that the pandemic has not had a material adverse impact on our financial performance, and indeed, our revenue and customer base grew in 2020 and during the first quarter of 2021 as compared to the prior year period, and our travel expense continues to be lower than historical levels. We expect to see an increase in our travel and facilities expenses in 2021 and expect to continue to see healthy demand for our solutions. Nevertheless, we recognize that the uncertainty related to COVID-19 may result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.
The challenges posed by COVID-19 on our business and our customers’ businesses may evolve rapidly, and the speed, trajectory and strength of a recovery in general economic conditions remains highly uncertain and could be slowed or reversed by a number of factors, including the recent emergence of new strains of the coronavirus and the effectiveness of vaccines for the disease as they continue to be developed and distributed. Consequently, we will continue to evaluate our financial position and results of operations in light of future developments, particularly those relating to COVID-19. See “Risk Factors” in Part I, Item 1A in the Annual Report for more information regarding the possible effects of COVID-19 on our business.
Key Business Metric
In addition to our GAAP financial information, we monitor the following key metric to help us measure and evaluate the effectiveness of our operations:

	As of
	March 31, 2021	March 31, 2020
	(In thousands)
Total annual recurring revenue	$270,169	$188,548
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Revenue
Licenses	$19,235	$21,004
Subscription	59,242	43,881
Services and other	12,285	10,557
Total revenue	90,762	75,442
Cost of revenue
Licenses	1,247	1,080
Subscription (1)	11,304	8,476
Services and other (1)	11,799	9,006
Total cost of revenue	24,350	18,562
Gross profit	66,412	56,880
Operating expenses
Research and development (1)	19,566	15,808
General and administrative (1)	11,267	9,514
Sales and marketing (1)	51,162	36,860
Total operating expenses	81,995	62,182
Loss from operations	(15,583)	(5,302)
Other expense, net
Interest income	200	1,272
Interest expense	(789)	(4,532)
Other expense, net	(1)	(324)
Total other expense, net	(590)	(3,584)
Loss before income taxes	(16,173)	(8,886)
Income tax benefit	882	469
Net loss	$(15,291)	$(8,417)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Cost of revenue - subscription	$662	$389
Cost of revenue - services and other	774	427
Research and development	2,220	1,501
General and administrative	2,062	1,002
Sales and marketing	4,355	2,872
Total stock-based compensation expense	$10,073	$6,191
The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue
Licenses	21%	28%
Subscription	65	58
Services and other	14	14
Total revenue	100	100
Cost of revenue
Licenses	2	2
Subscription	12	11
Services and other	13	12
Total cost of revenue	27	25
Gross profit	73	75
Operating expenses
Research and development	22	21
General and administrative	12	13
Sales and marketing	56	49
Total operating expenses	90	83
Loss from operations	(17)	(8)
Other expense, net
Interest income	—	2
Interest expense	(1)	(6)
Other expense, net	—	—
Total other expense, net	(1)	(4)
Loss before income taxes	(18)	(12)
Income tax benefit	1	1
Net loss	(17)%	(11)%

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended
	March 31, 2021	March 31, 2020	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$19,235	$21,004	$(1,769)	(8)%
Subscription
SaaS	21,889	14,127	7,762	55%
Maintenance and support	35,474	29,157	6,317	22%
Other subscription services	1,879	597	1,282	215%
Total subscription	59,242	43,881	15,361	35%
Services and other	12,285	10,557	1,728	16%
Total revenue	$90,762	$75,442	$15,320	20%
License Revenue. License revenue decreased by $1.8 million, or 8%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the timing of license deal closures and an increase in sales of term licenses and our SaaS offerings.
Subscription Revenue. Subscription revenue increased by $15.4 million, or 35%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to new sales of our SaaS offerings and an increase in ongoing maintenance and support revenue from our installed base.
Services and Other Revenue. Services and other revenue increased by $1.7 million, or 16%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily a result of an increase in the number of customers using our consulting and training services.
Geographic Regions. Our customers in the United States contributed the largest portion of our revenue in each reporting period ended March 31, 2021 and 2020 because we have more market momentum related to our larger and more established sales force, sales pipeline and brand recognition and awareness in the United States as compared to our other regions. Revenue is classified by the following major geographic areas: (i) United States, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) rest of the world. We continue to invest in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide. For the period ended March 31, 2021, revenue in the United States, EMEA and the rest of the world increased year-over-year.

The following table sets forth, for each of the periods presented, our consolidated total revenue by geography and the respective percentages of total revenue:

	Three Months Ended
	March 31, 2021		March 31, 2020
	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$65,407	72%	$54,499	72%
EMEA (1)	15,456	17%	13,728	18%
Rest of the World (1)	9,899	11%	7,215	10%
Total revenue	$90,762	100%	$75,442	100%
(1)No single country outside of the United States represented more than 10% of our revenue.
Gross Profit and Gross Margin

	Three Months Ended
	March 31, 2021	March 31, 2020	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$17,988	$19,924	$(1,936)	(10)%
Subscription	47,938	35,405	12,533	35%
Services and other	486	1,551	(1,065)	(69)%
Total gross profit	$66,412	$56,880	$9,532	17%

Gross margin
Licenses	94%	95%
Subscription	81%	81%
Services and other	4%	15%
Total gross margin	73%	75%
Licenses. License gross profit decreased by $1.9 million, or 10%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in gross profit was the result of decreased license revenues. Gross margin remained materially consistent with prior period.
Subscription. Subscription gross profit increased by $12.5 million, or 35%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in gross profit was the result of growth in subscription revenue, as described above, partially offset by $2.8 million increase in cost of revenue compared to the prior period. The increase in cost of revenue was primarily driven by a $1.4 million increase in employee-based costs to support the growth of our SaaS offerings and ongoing maintenance and support our expanding installed customer base and a $1.6 million increase in cloud-based hosting costs to further support the scalability of our SaaS offerings.
Services and Other. Services and other gross profit decreased by $1.1 million, or 69%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in gross profit is primarily attributable to a $2.8 million increase in cost of revenue compared to the prior period, partially offset by the increased revenues due to customer growth. The increase in cost of revenue was primarily driven by a $1.1 million increase in partner costs due to higher partner utilization in our professional services and training organization and $1.7 million increase in employee-based costs to support an increasing number of customers.

Operating Expenses

	Three Months Ended
	March 31, 2021	March 31, 2020	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$19,566	$15,808	$3,758	24%
General and administrative	11,267	9,514	1,753	18%
Sales and marketing	51,162	36,860	14,302	39%
Total operating expenses	$81,995	$62,182	$19,813	32%
Research and Development. Research and development expenses increased by $3.8 million, or 24%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily driven by a $3.5 million increase in employee-based costs due to an increase in headcount as we continue investing in additional products and capabilities.
General and Administrative. General and administrative expenses increased by $1.8 million, or 18%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily driven by professional services expense associated with our acquisitions of Intello and ERP Maestro.
Sales and Marketing. Sales and marketing expenses increased by $14.3 million, or 39%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This increase was primarily driven by a $13.4 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, as well as a $1.2 million increase in professional services expense relating primarily to staff augmentation and advisory services and a $0.9 million increase in software and hosting arrangement expenses, partially offset by a $1.8 million decrease in travel expense due to COVID-19 related limitations.
Interest Income and Interest Expense
Interest Income
Interest income decreased by $1.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily due to a significant decrease in interest rates earned on our money market accounts and a decrease in our cash balance.
Interest Expense
Interest expense decreased by $3.7 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease was primarily due to $4.0 million less of amortization of debt discount related to the Notes (defined below) for the three months ended March 31, 2020 as a result of our adoption of ASU 2020-06, which eliminated the embedded conversion feature of the Notes. See Note 1 “Description of Business and Summary of Significant Accounting Policies” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding the adoption of ASU 2020-06.
Income Tax Benefit
The Company recorded an income tax benefit of $0.9 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively, leading to a net benefit of $0.4 million year-over-year. Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The Company is in an overall deferred tax asset position and has established a full valuation allowance for federal tax purposes as we do not expect our deferred tax liabilities to offset our deferred tax assets prior to expiration. We still maintain a full valuation allowance for our Israel tax position due its lack of taxable earnings for the foreseeable future.
Our income tax rate varies from the federal statutory rate due to the valuation allowances on deferred tax assets, regulations and interpretations in multiple jurisdictions in which we operate; unanticipated changes in tax rates; and differences in accounting and tax treatment of our stock-based compensation, foreign withholding taxes and research and development

("R&D") credits. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S. With the exception of 2018 and 2019, we have incurred net operating losses for federal income tax purposes each year since our inception. Thus, our tax expense to date relates primarily to state as well as foreign income taxes. The effective tax rate for the three months ended March 31, 2021 and 2020 is 5.5% and 5.3%, respectively. The main drivers for the differences in the rates from the prior period to the current period are related to differences in forecasted pre-tax book income, the impact of stock compensation, an increase in foreign tax liabilities, acquisition impact, valuation allowance build and the effect of the R&D credits.
We do not consider the earnings of our foreign subsidiaries, with the exception of India, to be permanently reinvested in foreign jurisdictions. The global intangible low-taxed income (“GILTI”) provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. The Company's GILTI tax calculations yields no GILTI tax liability. In India, we continue to invest and grow our research and development activities and have no plans to repatriate undistributed earnings held in India back to the U.S. parent company, and therefore consider earnings in India to be permanently reinvested.
Liquidity and Capital Resources
As of March 31, 2021, we had $416.2 million of cash and cash equivalents (of which $5.6 million is held in our foreign subsidiaries), $75.0 million of availability under the Credit Agreement (as defined below) and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit, issued in connection with our corporate headquarters lease. As of March 31, 2021, we had $130.2 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue.
On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) which includes commitments for revolving credit loans of $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances and is subject to certain financial covenants. We had no outstanding revolving credit loan balance and we were in compliance with all applicable covenants as of March 31, 2021. See Note 8 “Credit Agreement” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Credit Agreement.
In September 2019, we issued $400.0 million aggregate principal amount of 0.125% convertible senior notes (the “Notes”) due 2024 in a private offering (the "Offering") to qualified institutional buyers. The net proceeds from the Offering were approximately $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. In conjunction with the issuance of the Notes, and exercise in full of the initial purchasers’ option, the Company used approximately $37.1 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “Capped Call Transactions”) to reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Notes. The Notes will mature on September 15, 2024, unless earlier redeemed, repurchased or converted. The Notes bear interest at a fixed rate of 0.125% per year payable semiannually in arrears on March 15 and September 15 of each year. As of March 31, 2021, we had in aggregate $1.7 million in contractual interest payments, of which $0.5 million are due within the next 12 months.
As of March 31, 2021, the Notes are convertible at the option of the holders. We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The impact of the Notes on our liquidity will depend on whether we elect to settle any conversion in shares of our common stock or a combination of cash and shares. During the three months ended March 31, 2021, the Company settled conversion requests in the aggregate principal amount of $10.2 million of the Notes and terminated corresponding Capped Call Transactions. In connection with these transactions, we paid $10.2 million in cash to the converting holders for the principal amount, issued to the converting holders 181,629 shares of the Company's common stock with a fair value of approximately $10.1 million, and received 37,301 shares of the Company's common stock bearing a fair value of $1.9 million. As of the date of this filing, no other holders of the Notes have submitted requests for conversion. See Note 9 “Convertible Senior Notes and Capped Call Transactions” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Notes and Capped Call Transactions.

The Company acquired two companies during the first quarter of 2021, resulting in $71.2 million of cash paid for business acquisitions, net of cash acquired. See Note 4 “Business Combinations” and Note 5 “Goodwill and Intangible Assets” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information. Other than the acquisitions and settled conversion requests on our Notes, there have been no material changes outside the ordinary course of business to the cash requirements from our contractual and other obligations, as disclosed in the Annual Report.
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
Summary of Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Net cash provided by (used in) operating activities	$(12,166)	$16,459
Net cash used in investing activities	(72,052)	(229)
Net cash provided by (used in) financing activities	(9,845)	1,162
Net increase (decrease) in cash, cash equivalents and restricted cash	$(94,063)	$17,392
Cash Flows from Operating Activities
During the three months ended March 31, 2021, cash used in operating activities was $12.2 million, which consisted of net loss of $15.3 million, adjusted by non-cash charges of $19.7 million and a net decrease of $16.6 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $4.8 million, amortization of contract acquisition costs of $4.3 million, and stock-based compensation of $10.1 million. The $16.6 million decrease in our net operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs which has accelerated as subscription sales continue to grow, an increase in prepayments and other assets due to increases in contract assets related to multi-year deals, a decrease in accounts payable and accrued expenses and other liabilities due to timing of cash disbursements, including commissions and bonuses, and a decrease in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, partially offset by a decrease in accounts receivable due to the timing of receipts of payments from customers.

During the three months ended March 31, 2020, cash provided by operating activities was $16.5 million, which consisted of net loss of $8.4 million, adjusted by non-cash charges of $18.2 million and a net increase of $6.7 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $4.6 million, amortization of debt discount and issuance costs of $4.4 million, amortization of contract acquisition costs of $3.0 million, and stock-based compensation of $6.2 million. The $6.7 million increase in our net operating assets and liabilities was primarily a result of a decrease in accounts receivable due to the timing of receipts of payments from customers and a decrease in prepayments and other assets, partially offset by an increase in deferred contract acquisition costs, a decrease in accounts payable due to timing of cash disbursements, a decrease in accrued expenses and other liabilities due primarily to payment of commissions and bonuses, a decrease in income taxes payable, and a decrease in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services.
Cash Flows from Investing Activities
During the three months ended March 31, 2021, cash used in investing activities was $72.1 million, consisting primarily of $71.2 million of cash paid for business acquisitions, net of cash acquired, and $0.8 million for purchases of property and equipment.
During the three months ended March 31, 2020, cash used in investing activities was $0.2 million, consisting primarily of purchases of property and equipment.
Cash Flows from Financing Activities
During the three months ended March 31, 2021, cash used in financing activities was $9.8 million, consisting of $10.2 million of payments upon the partial conversion of the Notes, $1.3 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers, partially offset by $1.6 million of proceeds from exercise of stock options.
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
We believe that the accounting policies associated with fair value allocation of multiple performance obligations in revenue recognition, the expected period of benefit of deferred contract acquisition costs, income taxes, and the valuation, impairment and useful lives of long-lived assets and goodwill arising from business combinations are the most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates.
See “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report for a full discussion regarding the estimation, uncertainty and impact of the Company's critical accounting estimates has had, or is reasonably likely to have, on the Company's financial condition or results of operations.
Recent Accounting Pronouncements
With the exception ASU 2020-06 adoption, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in the Annual Report; see Note 1 “Description of Business and Summary of Significant Accounting Policies” in our notes to our unaudited condensed consolidated financial statements included in this

Quarterly Report for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.
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
Interest Rate Risk
We had cash and cash equivalents and restricted cash of $422.6 million as of March 31, 2021, which are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. As of March 31, 2021, we do not believe a hypothetical 10% relative change in interest rates would have a material impact on the value of our cash equivalents.
We did not have any investments in marketable securities as of March 31, 2021.
In September 2019, we issued and sold $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 in a private offering to qualified institutional buyers. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decreases. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less debt issuance costs on our balance sheet, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risk related to operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound, Euro, Israeli shekel, Indian rupee, Australian dollar, Singapore dollar and Canadian dollar. As of March 31, 2021, our cash and cash equivalents included $5.6 million held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net, on our unaudited condensed consolidated statements of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding disclosure. Our CEO and CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

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
In connection with the preparation of this Quarterly Report, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of March 31, 2021, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to, nor is our property currently subject to, any material legal proceedings, and we are not aware of any such proceedings contemplated by governmental authorities.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Part I, Item 1A in the Company’s Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On December 29, 2020, we received a notice from certain holders of the Notes requesting the conversion of $10.2 million aggregate principal thereof (the "2021 Converted Notes"). On March 3, 2021, we settled the principal amount of the 2021 Converted Notes by tendering $10.2 million in cash to the converting holders and settled the remaining amount owed to the converting holders by issuing 181,629 shares of our common stock with an aggregate fair market value of approximately $10.1 million. Such shares were issued in transactions exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 3(a)(9) thereof, because no commission or other remuneration was paid in connection with conversion of the Notes.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
In connection with the settlement of the 2021 Converted Notes, the Company terminated a pro rata portion of the Capped Call Transactions and, in settlement thereof, on March 9, 2021 received from the Capped Call Transaction counterparties 37,301 shares of the Company's common stock with an aggregate fair value of approximately $1.9 million based on the trading price of our common stock at the time of the unwind.
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
As of March 31, 2021, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and $1.8 million of such proceeds to pay a related prepayment premium; the remaining net proceeds are held in cash and have not been deployed.

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

SailPoint Technologies Holdings, Inc.,

Date: May 10, 2021	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director

Date: May 10, 2021	By:	/s/ Jason Ream
Jason Ream
Chief Financial Officer