Form 10-Q
period 2021-06-30
Sailpoint Technologies Holdings, Inc.
filed 2021-08-09
CIK 1627857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The registrant had 92,942,032 shares of common stock outstanding as of August 4, 2021.

SailPoint Technologies Holdings, Inc.

PART I
ITEM 1. Financial Statements (Unaudited)
SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$407,634	$510,289
Restricted cash	6,404	6,355
Accounts receivable, net of allowances of $333 and $376	110,765	112,255
Deferred contract acquisition costs, current	18,038	15,592
Prepayments and other current assets	35,265	26,027
Income taxes receivable	2,722	—
Total current assets	580,828	670,518
Property and equipment, net	18,407	19,443
Right-of-use assets, net	25,477	27,048
Deferred contract acquisition costs, non-current	43,660	38,510
Other non-current assets, net of allowances of $66 and $50	14,807	15,016
Goodwill	289,437	241,103
Intangible assets, net	82,588	63,962
Total assets	$1,055,204	$1,075,600
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,687	$4,753
Accrued expenses and other liabilities	46,139	59,460
Income taxes payable	—	978
Convertible senior notes, net	384,317	326,672
Deferred revenue	169,798	165,995
Total current liabilities	606,941	557,858
Deferred tax liability - non-current	22	1,329
Long-term operating lease liabilities	31,000	33,080
Deferred revenue - non-current	19,331	18,723
Total liabilities	657,294	610,990
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 92,804 shares as of June 30, 2021 and 91,386 shares as of December 31, 2020	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Additional paid in capital	446,579	484,012
Accumulated deficit	(48,678)	(19,411)
Total stockholders' equity	397,910	464,610
Total liabilities and stockholders’ equity	$1,055,204	$1,075,600
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue
Licenses	$24,450	$34,880	$43,685	$55,884
Subscription	64,355	45,922	123,597	89,803
Services and other	13,681	11,656	25,966	22,213
Total revenue	102,486	92,458	193,248	167,900
Cost of revenue
Licenses	1,355	1,106	2,602	2,186
Subscription	13,716	8,657	25,020	17,133
Services and other	12,519	8,669	24,318	17,675
Total cost of revenue	27,590	18,432	51,940	36,994
Gross profit	74,896	74,026	141,308	130,906
Operating expenses
Research and development	23,033	17,653	42,599	33,461
General and administrative	10,461	9,371	21,728	18,885
Sales and marketing	58,408	38,934	109,570	75,794
Total operating expenses	91,902	65,958	173,897	128,140
Income (loss) from operations	(17,006)	8,068	(32,589)	2,766
Other expense, net
Interest income	212	169	412	1,441
Interest expense	(632)	(4,586)	(1,421)	(9,118)
Other expense, net	(219)	(112)	(220)	(436)
Total other expense, net	(639)	(4,529)	(1,229)	(8,113)
Income (loss) before income taxes	(17,645)	3,539	(33,818)	(5,347)
Income tax (expense) benefit	903	(497)	1,785	(28)
Net income (loss)	$(16,742)	$3,042	$(32,033)	$(5,375)
Net income (loss) per share
Basic	$(0.18)	$0.03	$(0.35)	$(0.06)
Diluted	$(0.18)	$0.03	$(0.35)	$(0.06)
Weighted average shares outstanding
Basic	92,464	90,328	92,076	90,095
Diluted	92,464	91,599	92,076	90,095
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Three Months Ended June 30, 2021
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at March 31, 2021	92,228	$9	$428,883	$(31,936)	$396,956
Exercise of stock options	97	—	1,359	—	1,359
Restricted stock units vested, net of tax settlement	336	—	(1,769)	—	(1,769)
Stock-based compensation expense	—	—	12,872	—	12,872
Common stock issued under employee stock plan	143	—	5,234	—	5,234
Net loss	—	—	—	(16,742)	(16,742)
Balance at June 30, 2021	92,804	$9	$446,579	$(48,678)	$397,910

	For the Six Months Ended June 30, 2021
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at December 31, 2020	91,386	$9	$484,012	$(19,411)	$464,610
Cumulative effect adjustment from the adoption of ASU 2020-06	—	—	(65,517)	2,766	(62,751)
Exercise of stock options	285	—	2,967	—	2,967
Restricted stock units vested, net of tax settlement	845	—	(3,062)	—	(3,062)
Stock-based compensation expense	—	—	22,945	—	22,945
Common stock issued under employee stock plan	143	—	5,234	—	5,234
Partial conversion of convertible senior notes	182	—	—	—	—
Settlement of capped calls related to partial conversion of convertible senior notes	(37)	—	—	—	—
Net loss	—	—	—	(32,033)	(32,033)
Balance at June 30, 2021	92,804	$9	$446,579	$(48,678)	$397,910

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Three Months Ended June 30, 2020
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

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating activities
Net loss	$(32,033)	$(5,375)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,733	9,151
Amortization of debt discount and issuance costs	1,100	8,788
Amortization of contract acquisition costs	9,002	6,058
(Gain) loss on disposal of fixed assets	25	(5)
Provision for credit losses	268	805
Stock-based compensation expense	22,945	13,341
Operating leases, net	(279)	(222)
Deferred taxes	—	(113)
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	2,223	10,365
Deferred contract acquisition costs	(16,598)	(10,360)
Prepayments and other current assets	(9,218)	909
Other non-current assets	1,609	(4,311)
Accounts payable	1,934	(48)
Accrued expenses and other liabilities	(15,415)	(6,338)
Income taxes	(3,577)	(1,895)
Deferred revenue	2,675	1,303
Net cash provided by (used in) operating activities	(24,606)	22,053
Investing activities
Purchase of property and equipment	(1,991)	(1,286)
Proceeds from sale of property and equipment	12	11
Purchase of intangibles	(40)	—
Business acquisitions, net of cash acquired	(70,960)	—
Net cash used in investing activities	(72,979)	(1,275)
Financing activities
Payments for partial conversion of convertible senior notes	(10,160)	—
Taxes associated with net issuances of shares upon vesting of restricted stock units	(3,062)	(236)
Proceeds from employee stock purchase plan contributions	5,234	3,466
Exercise of stock options	2,967	2,807
Net cash provided by (used in) financing activities	(5,021)	6,037
Net increase (decrease) in cash, cash equivalents and restricted cash	(102,606)	26,815
Cash, cash equivalents and restricted cash, beginning of period	516,644	450,120
Cash, cash equivalents and restricted cash, end of period	$414,038	$476,935
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
SailPoint Technologies Holdings, Inc. (“we,” “our,” the “Company” or “SailPoint”) was incorporated in the state of Delaware on August 8, 2014, in preparation for the purchase of SailPoint Technologies, Inc. The purchase occurred on September 8, 2014 and our certificate of incorporation was amended and restated as of such date. SailPoint Technologies, Inc. was formed on July 14, 2004 as a Delaware corporation. The Company designs, develops and markets identity security software that helps organizations govern user access to critical systems and data. The Company currently markets its products and services worldwide.
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
Concentration of Credit Risk and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of June 30, 2021 and December 31, 2020, no single customer represented more than 10% of the balance in accounts receivable. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company. No single customer represented more than 10% of revenue for the three and six months ended June 30, 2021 or 2020. The Company does not experience concentration of credit risk in foreign countries as no single foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

Significant Accounting Policies
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Annual Report, most notably Note 1 “Description of Business and Summary of Significant Accounting Policies.” Except for the adoption of Accounting Standards Update ("ASU") 2020-06 described below, there have been no changes to our significant accounting policies described in the Annual Report that have had a material impact on our unaudited condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change will reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Notes (as defined in Note 9 "Convertible Senior Notes and Capped Call Transactions"). Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either the fully retrospective or modified retrospective basis.
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

The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	Licenses	SaaS (1)	Maintenance and Support (1)	Other Subscription Services (1)	Services and Other
	(In thousands)
Three Months Ended June 30, 2021
Revenue recognized at a point in time	$24,450	$—	$—	$—	$—
Revenue recognized over time	—	25,369	37,304	1,682	13,681
Total revenue	$24,450	$25,369	$37,304	$1,682	$13,681

Three Months Ended June 30, 2020
Revenue recognized at a point in time	$34,880	$—	$—	$—	$—
Revenue recognized over time	—	15,246	30,067	609	11,656
Total revenue	$34,880	$15,246	$30,067	$609	$11,656

Six Months Ended June 30, 2021
Revenue recognized at a point in time	$43,685	$—	$—	$—	$—
Revenue recognized over time	—	47,258	72,778	3,561	25,966
Total revenue	$43,685	$47,258	$72,778	$3,561	$25,966

Six Months Ended June 30, 2020
Revenue recognized at a point in time	$55,884	$—	$—	$—	$—
Revenue recognized over time	—	29,373	59,224	1,206	22,213
Total revenue	$55,884	$29,373	$59,224	$1,206	$22,213
(1) Subscription revenue is further disaggregated into SaaS, Maintenance and Support and Other Subscription Services revenue in the table above.
Contract Balances
A summary of the activity impacting our contract balances during the reporting periods is presented below:

	Contract Acquisition Costs
	Six Months Ended
	June 30, 2021	June 30, 2020
	(In thousands)
Beginning Balance	$54,102	$35,152
Additional deferred contract acquisition costs	16,598	10,360
Amortization of deferred contract acquisition costs	(9,002)	(6,058)
Ending Balance	$61,698	$39,454
There were no material impairments of deferred contract acquisition costs for the periods ended June 30, 2021 or 2020.

	Deferred Revenue
	Six Months Ended
	June 30, 2021	June 30, 2020
	(In thousands)
Beginning Balance	$184,718	$152,033
Increase, net	4,411	1,303
Ending Balance	$189,129	$153,336
Deferred revenue, which is a contract liability, consists primarily of amounts invoiced in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. Revenue recognized that was previously deferred was $73.6 million and $124.8 million during the three and six months ended June 30, 2021, respectively, compared to $49.9 million and $88.6 million during the three and six months ended June 30, 2020. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance obligations and customer billings.
Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at the contract level, and typically result from sales contracts where revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. Contract assets are included in prepayments and other current assets in the amount of $18.6 million and $10.7 million and other non-current assets in the amount of $13.7 million and $14.2 million in the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. During the six months ended June 30, 2021 and 2020, amounts reclassified from contract assets to accounts receivable were $12.5 million and $2.7 million, respectively.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract revenue that has not yet been recognized and is included in deferred revenue, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2021, amounts allocated to these additional performance obligations are $396.1 million, of which we expect to recognize $225.8 million as revenue over the next 12 months with the remaining balance recognized thereafter.
3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s financial assets that are measured at fair value on a recurring basis:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents
Money market funds	$12,480	—	—	$12,480
Total cash equivalents	$12,480	—	—	$12,480

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents
Money market funds	$9,757	—	—	$9,757
Total cash equivalents	$9,757	—	—	$9,757
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of June 30, 2021 and December 31, 2020 and are excluded from the fair value tables above.
See Note 9 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Notes as of June 30, 2021.
4. Business Combinations
2021 Acquisitions
Intello
On February 22, 2021, the Company acquired Intello Inc. ("Intello"), a Delaware corporation, pursuant to an Agreement and Plan of Merger whereby Intello became a wholly owned subsidiary of the Company. Intello is an early-stage software as a service ("SaaS") management company that helps organizations discover, manage, and secure SaaS applications. The aggregate consideration paid in connection with this acquisition was $42.9 million, net of cash acquired.
The following table summarizes the final purchase price allocation as of the date of acquisition:

As of
February 22, 2021
(In thousands)
Cash and cash equivalents	$1,143
Accounts receivable	146
Prepayments and other current assets	43
Property and equipment	17
Goodwill	32,417
Intangible assets	12,300
Accrued expenses and other liabilities	(97)
Deferred tax liability - non-current	(1,401)
Deferred revenue	(536)
Total fair value of assets acquired and liabilities assumed	$44,032
The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated Useful Life
	(In thousands)	(In years)
Developed technology	$9,500	5
Customer lists	$2,800	3
The fair value of developed technology was estimated using the relief from royalty method (Level 3) utilizing assumptions for annual obsolescence, royalty rates, tax rate and discount rate. The fair value of customer lists was estimated using the replacement cost method (Level 3), which utilized assumptions for the cost to recreate the relationships, such as the timing and resources required, distributor's profit mark-up and opportunity cost.
ERP Maestro
On March 15, 2021, the Company acquired ERP Maestro, Inc. ("ERP Maestro"), a Florida corporation, pursuant to an Agreement and Plan of Merger whereby ERP Maestro became a wholly owned subsidiary of the Company. ERP Maestro is an early-stage SaaS governance, risk and compliance solution that provides separation-of-duty controls monitoring for an organization’s most critical applications. The aggregate consideration paid in connection with this acquisition was $28.1 million, net of cash acquired.
The following table summarizes the final purchase price allocation as of the date of acquisition:

As of
March 15, 2021
(In thousands)
Cash and cash equivalents	$924
Accounts receivable	850
Prepayments and other current assets	59
Property and equipment	152
Right-of-use assets	223
Goodwill	15,917
Intangible assets	13,900
Accrued expenses and other liabilities	(503)
Deferred tax liability - non-current	(1,329)
Deferred revenue	(1,200)
Total fair value of assets acquired and liabilities assumed	$28,993
The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated Useful Life
	(In thousands)	(In years)
Developed technology	$10,000	5
Customer lists	$3,900	3
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
Additional Acquisition Related Information
The operating results of the acquired companies are included in our unaudited condensed consolidated statement of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our unaudited condensed consolidated statement of operations. During the six months ended June 30, 2021, acquisition related costs were $2.2 million, which include primarily legal, accounting and consulting professional service fees and have been included in general and administrative expenses in the unaudited condensed consolidated statement of operations.
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
5. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The change in the carrying amounts of goodwill for the six months ended June 30, 2021 is due to the acquisitions of Intello and ERP Maestro. For additional information regarding the acquisitions, see Note 4 “Business Combinations.”
The following table reflects goodwill activity for the six months ended June 30, 2021:

(In thousands)
Balance, December 31, 2020	$241,103
Goodwill acquired	47,307
Measurement period adjustments	1,027
Balance, June 30, 2021	$289,437
There were no impairments of goodwill during the periods ended June 30, 2021 or 2020.
Intangible Assets
Total cost and amortization of intangible assets are comprised of the following:

		As of
	Weighted Average Useful Life	June 30, 2021	December 31, 2020
Intangible assets, net	(In years)	(In thousands)
Customer lists	14.6	$49,200	$42,500
Developed technology	8.5	71,260	51,760
Trade names and trademarks	17.0	24,500	24,500
Other intangible assets	4.7	3,786	3,746
Total intangible assets		148,746	122,506
Less: Accumulated amortization		(66,158)	(58,544)
Total intangible assets, net		$82,588	$63,962
Amortization expense for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Cost of revenue - licenses	$1,008	$1,008	$2,016	$2,016
Cost of revenue - subscription	1,557	911	2,414	1,821
Research and development	169	190	337	381
Sales and marketing	1,626	1,069	2,846	2,137
Total amortization expense	$4,360	$3,178	$7,613	$6,355

Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments of intangible assets during the periods ended June 30, 2021 or 2020.
The total estimated future amortization expense of these intangible assets as of June 30, 2021 is as follows:

Year Ending December 31,	(In thousands)
2021 (except the six months ended June 30)	$8,732
2022	17,106
2023	16,557
2024	12,674
2025	8,175
Thereafter	19,344
Total amortization expense	$82,588
6. Leases
Letters of Credit
As of June 30, 2021 and December 31, 2020, the Company had an aggregate of $6.0 million of cash collateral for an unconditional standby letter of credit related to the Company’s corporate headquarters lease. The Company is also required to maintain a small amount of restricted cash to guarantee rent payments for our subsidiaries.
Operating Leases
As of June 30, 2021, our leases, which primarily consist of office leases, have remaining lease terms of less than one year to eight years. Certain leases include early termination and/or extension options; however, exercise of these options is at the Company’s sole discretion. As of June 30, 2021, the Company determined that it is not reasonably certain that it will exercise the options to extend its leases or terminate them early. As of June 30, 2021, we have no financing leases and no material sub-leases, and our non-cancelable operating lease commitments exclude variable consideration.
The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(In thousands)
2021 (except the six months ended June 30)	$3,099
2022	5,983
2023	5,148
2024	5,040
2025	4,890
Thereafter	17,393
Total minimum lease payments	41,553
Less: interest	(5,842)
Total present value of operating lease liabilities	$35,711

Current operating lease liabilities	$4,711
Long-term operating lease liabilities	31,000
Total operating lease liabilities	$35,711
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
8. Credit Agreement
On March 11, 2019, SailPoint Technologies, Inc., as borrower (the "Borrower"), and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time through the date hereof, the “Credit Agreement”). The Credit Agreement is guaranteed by SailPoint Technologies Intermediate Holdings, LLC, a wholly owned subsidiary of the Company, and the Borrower’s material domestic subsidiaries (the “Guarantors” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets.
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
The Company had no outstanding revolving credit loan balance under the Credit Agreement as of June 30, 2021 or December 31, 2020. The Company was in compliance with all applicable covenants as of June 30, 2021.
The Company incurred total debt issuance costs of $0.8 million in connection with the Credit Agreement, the net balance of which is included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the Credit Agreement on a straight-line basis. Amortization of debt issuance costs for the periods ended June 30, 2021 and 2020 were not material and were recorded in interest expense in the accompanying unaudited condensed consolidated statements of operations.
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
The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the

Company after which the Notes become automatically due and payable. The Company was in compliance with all applicable covenants as of June 30, 2021.
For at least 20 trading days during the period of 30 consecutive trading days ended September 30, 2020, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the Notes on each applicable trading day. This conversion trigger has been met each quarter since then, including the quarter ended June 30, 2021. As a result, the Notes continue to be convertible at the option of the holders during the fiscal quarter ending September 30, 2021 and remained classified as current liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2021.
During the three months ended March 31, 2021, upon the request of certain holders, the Company settled the conversion of the $10.2 million in aggregate principal amount of the Notes (the "2021 Converted Notes") with cash and settled all other amounts owed to the respective holders through the issuance of 181,629 shares of the Company's common stock with an aggregate fair value of approximately $10.1 million. The Company recognized an immaterial amount related to the acceleration of unamortized debt issuance costs related to these early note conversions, which was recorded in interest expense in the accompanying unaudited condensed consolidated statements of operations. As of the date of this filing, no other holders of the Notes have submitted requests for conversion.
Transaction costs related to the issuance of the Notes were $8.8 million and are being amortized to interest expense at an effective interest method rate of 0.57% over the term of the Notes.
As of June 30, 2021, the Notes have a remaining life of 39 months.
The net carrying amount of the liability and equity components of the Notes for the periods presented is as follows:

	As of
	June 30, 2021	December 31, 2020
	(In thousands)
Liability component
Principal	$389,840	$400,000
Unamortized discount (1)	—	(68,270)
Unamortized issuance costs (1)	(5,523)	(5,058)
Net carrying amount	$384,317	$326,672

Equity component, net of issuance costs (1)	$—	$86,764
(1)    See Note 1 "Description of Business and Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06.
The interest expense recognized related to the Notes for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Contractual interest expense	$122	$125	$240	$250
Amortization of debt discount (1)	—	4,042	—	8,031
Amortization of debt issuance costs (2)	426	337	1,018	674
Total	$548	$4,504	$1,258	$8,955

(1)    See Note 1 "Description of Business and Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06.
(2)    Amortization of debt issuance costs includes the acceleration of unamortized debt issuance costs related to the partial conversion of the Notes.
As of June 30, 2021, the total estimated fair value of the Notes was $731.2 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, and quoted prices of the Notes in an over-the-counter market.
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
The Capped Call Transactions initially covered, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, 14.1 million shares of our common stock. In connection with the settlement of the 2021 Converted Notes during the three months ended March 31, 2021, the Company terminated a pro rata amount of the Capped Call Transactions pursuant to the terms thereof. As a result of this pro rata termination, the Company received 37,301 shares of its common stock with an aggregate value of approximately $1.9 million based on the trading price of our common stock at that time. As of June 30, 2021, the Capped Call Transactions cover, subject to anti-dilution adjustments, 13.7 million shares of our common stock.
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
As of June 30, 2021, 0.6 million shares were available for issuance under the 2015 Stock Option Plans, including less than 0.1 million shares available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.
2017 Long Term Incentive Plan
In November 2017, the Company’s Board of Directors (the "Board") adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options to purchase shares of common stock and RSUs. As of June 30, 2021, the Company had reserved 22.1 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan is increased on each January 1 by 4.4 million shares of common stock. Options and RSUs granted to employees under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan.
As of June 30, 2021, 14.1 million shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.
The fair values for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights, as discussed further below, during the periods presented were estimated at grant date using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Expected dividend rate	0%	0%	0%	0%
Expected volatility	47.3% - 50.8%	50.8% - 56.2%	50.0% - 50.8%	48.1% - 56.2%
Risk-free interest rate	0.80% - 1.14%	0.42% - 1.53%	0.04% - 0.09%	0.18% - 1.57%
Expected term (in years)	6.25	6.25	0.50	0.50
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Balances at December 31, 2020	2,404	$17.85	7.7	$85,064
Granted	304	$60.57
Exercised	(285)	$10.42
Forfeited	(106)	$26.19
Balances at June 30, 2021	2,317	$23.99	7.0	$65,552
Options vested and expected to vest at June 30, 2021	2,317	$23.99	7.0	$65,552
Options vested and exercisable at June 30, 2021	1,209	$15.02	5.8	$43,573
The Company expects all outstanding stock options to fully vest. The weighted average grant date fair value per share for the six months ended June 30, 2021 and 2020 was $29.51 and $8.82, respectively. The total fair value of shares vested for the three and six months ended June 30, 2021 was $1.3 million and $4.5 million, respectively, compared to $0.9 million and $3.7 million for the three and six months ended June 30, 2020, respectively.
The total unrecognized compensation expense related to non-vested stock options granted is $16.8 million and is expected to be recognized over a weighted average period of 2.5 years as of June 30, 2021.

Restricted Stock Units
The following table summarizes the RSU activity for the Company for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Balances at December 31, 2020	3,135	$23.90	1.4	$166,927
Granted	1,430	$57.59
Vested	(907)	$25.84
Forfeited	(226)	$33.66
Balances at June 30, 2021	3,432	$36.78	1.5	$175,270
Units expected to vest at June 30, 2021	3,432	$36.78	1.5	$175,270
The Company expects all outstanding RSUs to fully vest. The total unrecognized compensation expense related to RSUs was $116.0 million as of June 30, 2021 and is expected to be recognized over a weighted average period of 2.8 years.
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
As of June 30, 2021, 3.3 million shares were available for issuance under the ESPP Plan. During the six months ended June 30, 2021 and 2020, the Company issued and distributed 0.1 million and 0.2 million shares of common stock, respectively.
A summary of the Company’s stock-based compensation expense, which includes stock options, RSUs and ESPP, is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Stock options	$1,796	$1,437	$3,412	$2,828
RSUs	10,204	5,261	17,775	9,459
ESPP	872	452	1,758	1,054
Total stock-based compensation expense	$12,872	$7,150	$22,945	$13,341

A summary of the Company’s stock-based compensation expense as recognized on the unaudited condensed consolidated statements of operations is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Cost of revenue - subscription	$873	$396	$1,535	$785
Cost of revenue - services and other	938	391	1,712	818
Research and development	3,186	1,487	5,406	2,988
General and administrative	2,534	1,950	4,596	2,952
Sales and marketing	5,341	2,926	9,696	5,798
Total stock-based compensation expense	$12,872	$7,150	$22,945	$13,341
11. Income Taxes
Income Taxes
The effective tax rate for the three and six months ended June 30, 2021 is 5.1% and 5.3%, respectively, compared to 14.0% and (0.5)% for the three and six months ended June 30, 2020, respectively. The primary drivers for the differences in the rates from the prior-year period to the current-year period are related to differences in forecasted pre-tax book loss, the impact of stock compensation, foreign tax liabilities, acquisition impact, valuation allowance build and the effect of research and development credits.
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the periods ended June 30, 2021 and 2020, the Company did not record any material interest or penalties.
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

The following table sets forth the calculation of basic and diluted net income (loss) per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands, except per share data)
Numerator
Net income (loss)	$(16,742)	$3,042	$(32,033)	$(5,375)

Denominator
Weighted average shares outstanding
Basic	92,464	90,328	92,076	90,095
Diluted	92,464	91,599	92,076	90,095

Net income (loss) per share
Basic	$(0.18)	$0.03	$(0.35)	$(0.06)
Diluted	$(0.18)	$0.03	$(0.35)	$(0.06)
The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Stock options to purchase common stock	2,399	1,491	2,432	2,943
RSUs issued and outstanding	3,623	1,805	3,532	1,212
ESPP	145	—	142	182
Convertible senior notes	10,029	—	10,314	—
Total	16,196	3,296	16,420	4,337
13. Geographic Information and Major Customers
ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment and derives revenues from the licensing of software and the sale of our maintenance, SaaS subscription offerings, professional services and technical support. Revenue is classified by the following major geographic areas: (i) United States, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) rest of the world.
The following are a summary of consolidated revenues within geographic areas:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
United States	$69,742	$69,197	$135,149	$123,696
EMEA (1)	19,422	13,047	34,878	26,775
Rest of the World (1)	13,322	10,214	23,221	17,429
Total revenue	$102,486	$92,458	$193,248	$167,900
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

Business Overview
SailPoint Technologies Holdings, Inc. (“we,” “our,” the “Company” or “SailPoint”) is the leading provider of enterprise identity security solutions. Our identity security solutions provide organizations with critical visibility into who currently has access to which resources, who should have access to those resources and how that access is being used.
We offer both SaaS and on-premise software solutions, which provide organizations with the intelligence required to empower users and govern their access to systems, applications and data across hybrid information technology ("IT") environments, spanning on-premises, cloud and mobile applications and file storage platforms. We help customers enable their businesses with more agile and innovative IT, streamline delivery of access to their businesses, enhance their security posture and better meet compliance and regulatory requirements. Our customers include many of the world’s largest and most complex organizations, including commercial enterprises, financial institutions and governments.
Our set of identity security solutions consists of:
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
◦Access Risk Management: our cloud‐based access controls solution that enables our customers to manage their risk by automating access controls for business applications with complex security requirements;
◦Cloud Access Management: uses AI and ML to automatically learn, monitor and secure access to cloud infrastructure;
◦Recommendation Engine: uses artificial intelligence (“AI”), machine learning (“ML”), peer group analysis, identity attributes and access activity to help you decide whether access should be granted or removed; and
◦SaaS Management: our cloud‐based solution that helps organizations discover, manage, and secure their SaaS applications.
Our solutions address the complex needs of global enterprises and mid-market organizations. Our success is principally dependent on our ability to deliver compelling solutions to attract new customers and retain existing customers. Rising security threats and evolving regulations and compliance standards for cyber security, data protection, privacy and internal IT controls create new opportunities for our industry and require us to adapt our solutions to be successful. Maintaining our historical growth rate is also challenging because our growth strategy depends in part on our ability to drive new customer growth within existing geographic markets, further penetrate our existing customer base, continue to invest in our platform, leverage and expand our network of partners, expand market and product investment across existing vertical markets, and continue to expand our global presence, while competing against much larger companies with more recognizable brands and financial resources. Although we seek to grow rapidly, we also focus on operating leverage and efficiency while continuing to invest in our platform to deliver innovative solutions to our customers.
We believe enterprises are increasingly embracing the cloud to house their critical security infrastructure. As a result, a growing number of enterprises are changing their approach to identity security and now prefer to use a SaaS solution rather than purchase software outright and install it in their own infrastructure. This industry shift aligns well with our current product strategy. Our product strategy is to (1) accelerate innovation within our core identity security SaaS offerings, (2) deliver continued innovation as we execute against our vision for SailPoint identity security, and (3) ensure that as we deliver these new innovations, they work in concert with our SaaS offerings in addition to our on-premises offerings. While an acceleration toward subscription-based offerings results in a short-term revenue headwind, we believe that continued growth of SaaS, term-based license and maintenance and support revenue will lead to a more predictable revenue model and increase our visibility to future period total revenues. Nevertheless, our revenue and our gross margins vary depending on the type of solution we sell, and we expect that as we continue our acceleration toward subscription-based offerings, our retention rates could be slightly lower than the retention rate for support and maintenance for our perpetual customers. As a result, a shift in the sales mix of our solutions could affect our performance relative to historical results.
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
In addition to our solutions, we offer professional services to our customers and partners to configure and optimize the use of our solutions as well as training services related to the configuration and operation of our platform. Most of our professional services activity is in support of our partners, who perform a significant majority of all initial and follow-on implementation work for our customers. Most of our consulting services are priced on a time-and-materials basis, and our training services are provided through multiple pricing models, including on a per-person basis for instructor led courses and a flat-rate basis for our e-learning courses.
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
While we believe that the pandemic has not had an immediate material adverse impact on our financial performance, our business may yet be negatively impacted by the COVID-19 pandemic as the duration of the pandemic and the scope of its effects ultimately remain unknown. For example, the conditions caused by the COVID-19 pandemic may materially adversely affect the rate of IT spending by our current and prospective customers, including our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, or cause customers to fail to make timely payments. We have seen an immaterial number of customer requests, and may continue to see similar requests, to lengthen payment terms or reduce the value or duration of subscription contracts, but this has not resulted in a material adverse impact on our renewal rates. While we have not been able to provide on-site consulting services to our customers during the pandemic due to local and regional restrictions, this has not resulted in any meaningful adverse impact on our ability to deliver such services because a significant portion of our consulting services have historically been provided remotely and most on-site projects transitioned to a remote delivery model. We continue to monitor the global impact of the pandemic on our customers and our business, especially as the number of cases involving new strains and variants of COVID-19 continues to increase and as certain parts of the world experience surges in COVID-19 cases and particularly devastating effects from the pandemic.
Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce, we believe the value and scalability of our identity platform has become even more evident. We believe that the pandemic has not had a material adverse impact on our financial performance, and indeed, our revenue grew in 2020 and during the first half of 2021 as compared to the prior year period, and our travel expense continues to be lower than historical levels. While we expect to continue to see an increase in our travel and facilities expenses in 2021, we also expect to continue to see healthy demand for our solutions. Nevertheless, we recognize that the uncertainty related to COVID-19 may result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.
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
Key Business Metric
In addition to our financial information prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), we monitor the following key metric to help us measure and evaluate the effectiveness of our operations:

	As of
	June 30, 2021	June 30, 2020
	(In thousands)
Total annual recurring revenue	$291,277	$203,255
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
Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Revenue
Licenses	$24,450	$34,880	$43,685	$55,884
Subscription	64,355	45,922	123,597	89,803
Services and other	13,681	11,656	25,966	22,213
Total revenue	102,486	92,458	193,248	167,900
Cost of revenue
Licenses	1,355	1,106	2,602	2,186
Subscription (1)	13,716	8,657	25,020	17,133
Services and other (1)	12,519	8,669	24,318	17,675
Total cost of revenue	27,590	18,432	51,940	36,994
Gross profit	74,896	74,026	141,308	130,906
Operating expenses
Research and development (1)	23,033	17,653	42,599	33,461
General and administrative (1)	10,461	9,371	21,728	18,885
Sales and marketing (1)	58,408	38,934	109,570	75,794
Total operating expenses	91,902	65,958	173,897	128,140
Income (loss) from operations	(17,006)	8,068	(32,589)	2,766
Other expense, net
Interest income	212	169	412	1,441
Interest expense	(632)	(4,586)	(1,421)	(9,118)
Other expense, net	(219)	(112)	(220)	(436)
Total other expense, net	(639)	(4,529)	(1,229)	(8,113)
Income (loss) before income taxes	(17,645)	3,539	(33,818)	(5,347)
Income tax (expense) benefit	903	(497)	1,785	(28)
Net income (loss)	$(16,742)	$3,042	$(32,033)	$(5,375)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Cost of revenue - subscription	$873	$396	$1,535	$785
Cost of revenue - services and other	938	391	1,712	818
Research and development	3,186	1,487	5,406	2,988
General and administrative	2,534	1,950	4,596	2,952
Sales and marketing	5,341	2,926	9,696	5,798
Total stock-based compensation expense	$12,872	$7,150	$22,945	$13,341
The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue
Licenses	24%	38%	23%	33%
Subscription	63	50	64	54
Services and other	13	12	13	13
Total revenue	100	100	100	100
Cost of revenue
Licenses	1	1	1	1
Subscription	14	10	13	10
Services and other	12	9	13	11
Total cost of revenue	27	20	27	22
Gross profit	73	80	73	78
Operating expenses
Research and development	23	19	22	20
General and administrative	10	10	11	11
Sales and marketing	57	42	57	45
Total operating expenses	90	71	90	76
Income (loss) from operations	(17)	9	(17)	2
Other expense, net
Interest income	—	—	—	1
Interest expense	—	(5)	—	(6)
Other expense, net	—	—	—	—
Total other expense, net	—	(5)	—	(5)
Income (loss) before income taxes	(17)	4	(17)	(3)
Income tax (expense) benefit	1	(1)	1	—
Net income (loss)	(16)%	3%	(16)%	(3)%

Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	variance $	variance %	June 30, 2021	June 30, 2020	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$24,450	$34,880	$(10,430)	(30)%	$43,685	$55,884	$(12,199)	(22)%
Subscription
SaaS	25,369	15,246	10,123	66%	47,258	29,373	17,885	61%
Maintenance and support	37,304	30,067	7,237	24%	72,778	59,224	13,554	23%
Other subscription services	1,682	609	1,073	176%	3,561	1,206	2,355	195%
Total subscription	64,355	45,922	18,433	40%	123,597	89,803	33,794	38%
Services and other	13,681	11,656	2,025	17%	25,966	22,213	3,753	17%
Total revenue	$102,486	$92,458	$10,028	11%	$193,248	$167,900	$25,348	15%
License Revenue. License revenue decreased by $10.4 million, or 30%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to SaaS offerings becoming a larger portion of new sales.
License revenue decreased by $12.2 million, or 22%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to SaaS offerings becoming a larger portion of new sales.
Subscription Revenue. Subscription revenue increased by $18.4 million, or 40%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to new sales of our SaaS offerings and an increase in ongoing maintenance and support revenue from our installed base.
Subscription revenue increased by $33.8 million, or 38%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to new sales of our SaaS offerings and an increase in ongoing maintenance and support revenue from our installed base.
Services and Other Revenue. Services and other revenue increased by $2.0 million, or 17%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily as a result of an increase in the number of customers using our consulting and training services.
Services and other revenue increased by $3.8 million, or 17%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily a result of an increase in the number of customers using our consulting and training services.
Geographic Regions. Our customers in the United States contributed the largest portion of our revenue in each reporting period ended June 30, 2021 and 2020 because we have more market momentum related to our larger and more established sales force, sales pipeline and brand recognition and awareness in the United States as compared to our other regions. Revenue is classified by the following major geographic areas: (i) United States, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) rest of the world. We continue to invest in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide. For the three and six months ended June 30, 2021, revenue in the United States, EMEA and the rest of the world increased year-over-year.

The following table sets forth, for each of the periods presented, our consolidated total revenue by geography and the respective percentages of total revenue:

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	$	% of revenue	$	% of revenue	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$69,742	68%	$69,197	75%	$135,149	70%	$123,696	74%
EMEA (1)	19,422	19%	13,047	14%	34,878	18%	26,775	16%
Rest of the World (1)	13,322	13%	10,214	11%	23,221	12%	17,429	10%
Total revenue	$102,486	100%	$92,458	100%	$193,248	100%	$167,900	100%
(1)No single country outside of the United States represented more than 10% of our revenue.
Gross Profit and Gross Margin

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	variance $	variance %	June 30, 2021	June 30, 2020	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$23,095	$33,774	$(10,679)	(32)%	$41,083	$53,698	$(12,615)	(23)%
Subscription	50,639	37,265	13,374	36%	98,577	72,670	25,907	36%
Services and other	1,162	2,987	(1,825)	(61)%	1,648	4,538	(2,890)	(64)%
Total gross profit	$74,896	$74,026	$870	1%	$141,308	$130,906	$10,402	8%

Gross margin
Licenses	94%	97%			94%	96%
Subscription	79%	81%			80%	81%
Services and other	8%	26%			6%	20%
Total gross margin	73%	80%			73%	78%
Licenses. License gross profit decreased by $10.7 million, or 32%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in gross profit was primarily the result of decreased license revenues, as described above, in addition to increased royalty costs. Gross margin remained materially consistent with the prior period.
License gross profit decreased by $12.6 million, or 23%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in gross profit was primarily the result of decreased license revenues, as described above, in addition to increased royalty costs. Gross margin remained materially consistent with the prior period.
Subscription. Subscription gross profit increased by $13.4 million, or 36%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in gross profit was the result of growth in subscription revenue, as described above, partially offset by a $5.1 million increase in cost of revenue compared to the prior period. The increase in cost of revenue was primarily driven by a $2.0 million increase in cloud-based hosting costs to further support the scalability of our SaaS offerings, a $2.4 million increase in employee-based costs to support the growth of our SaaS offerings and ongoing maintenance and support our expanding installed customer base and a $0.6 million increase in amortization of intangibles, primarily from our acquired intangible assets during the first quarter of 2021.
Subscription gross profit increased by $25.9 million, or 36%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase in gross profit was the result of growth in subscription revenue, as described above, partially offset by a $7.9 million increase in cost of revenue compared to the prior period. The increase in cost of revenue was primarily driven by a $3.6 million increase in cloud-based hosting costs to further support the scalability of our SaaS offerings, a $3.8 million increase in employee-based costs to support the growth of our SaaS offerings and ongoing maintenance and support our expanding installed customer base and a $0.6 million increase in amortization of intangibles, primarily from our acquired intangible assets during the first quarter of 2021.
Services and Other. Services and other gross profit decreased by $1.8 million, or 61%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The decrease in gross profit is primarily attributable to a $3.9 million increase in cost of revenue compared to the prior period, partially offset by the increased revenues due to customer growth. The increase in cost of revenue was primarily driven by a $2.6 million increase in employee-based costs to support an increasing number of customers and a $1.2 million increase in partner costs due to higher partner utilization in our professional services and training organization.
Services and other gross profit decreased by $2.9 million, or 64%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in gross profit is primarily attributable to a $6.6 million increase in cost of revenue compared to the prior period, partially offset by the increased revenues due to customer growth. The increase in cost of revenue was primarily driven by a $4.3 million increase in employee-based costs to support an increasing number of customers and a $2.3 million increase in partner costs due to higher partner utilization in our professional services and training organization.
Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2021	June 30, 2020	variance $	variance %	June 30, 2021	June 30, 2020	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$23,033	$17,653	$5,380	30%	$42,599	$33,461	$9,138	27%
General and administrative	10,461	9,371	1,090	12%	21,728	18,885	2,843	15%
Sales and marketing	58,408	38,934	19,474	50%	109,570	75,794	33,776	45%
Total operating expenses	$91,902	$65,958	$25,944	39%	$173,897	$128,140	$45,757	36%
Research and Development. Research and development expenses increased by $5.4 million, or 30%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by a $5.5 million increase in employee-based costs due to an increase in headcount as we continue investing in additional products and capabilities.
Research and development expenses increased by $9.1 million, or 27%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by a $9.0 million increase in employee-based costs due to an increase in headcount as we continue investing in additional products and capabilities and a $1.0 million increase in software and hosting arrangement expenses, partially offset by a $0.8 million decrease in professional services expense.
General and Administrative. General and administrative expenses increased by $1.1 million, or 12%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by professional service fees associated with consulting services.
General and administrative expenses increased by $2.8 million, or 15%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by professional service fees associated with our acquisitions of Intello and ERP Maestro and consulting services.
Sales and Marketing. Sales and marketing expenses increased by $19.5 million, or 50%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily driven by a $16.5 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, as well as a $1.2 million increase in professional services expense relating primarily to advisory services and a $0.7 million increase in software and hosting arrangement expenses.
Sales and marketing expenses increased by $33.8 million, or 45%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily driven by a $29.8 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, as well as a $2.4 million increase in professional services expense relating primarily to advisory services and a $1.6 million increase in software and hosting arrangement expenses primarily to support headcount, partially offset by a $1.6 million decrease in travel expense due to COVID-19 related limitations.
Interest Income and Interest Expense
Interest Income
Interest income for the three months ended June 30, 2021 remained consistent compared to the three months ended June 30, 2020.
Interest income decreased by $1.0 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily due to a significant decrease in interest rates earned on our money market accounts and a decrease in our cash balance.
Interest Expense
Interest expense decreased by $4.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to lower amortization expense related to the Notes (defined below) as a result of our adoption of Accounting Standards Update ("ASU") 2020-06, which eliminated the embedded conversion feature of the Notes. See Note 1 “Description of Business and Summary of Significant Accounting Policies” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding the adoption of ASU 2020-06.
Interest expense decreased by $7.7 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to lower amortization expense related to the Notes as a result of our adoption of ASU 2020-06.
Income Tax (Expense) Benefit
The Company recorded an income tax benefit of $1.8 million and income tax expense of less than $0.1 million for the six months ended June 30, 2021 and 2020, respectively, leading to a net benefit of $1.8 million year-over-year. Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The Company is in an overall deferred tax asset position and has established a valuation allowance for federal and state tax purposes as we do not expect our deferred tax liabilities to offset our deferred tax assets prior to expiration. We still maintain a full valuation allowance for our Israel tax position due its lack of taxable earnings for the foreseeable future.
The effective tax rate for the three and six months ended June 30, 2021 is 5.1% and 5.3%, respectively, compared to 14.0% and (0.5)% for the three and six months ended June 30, 2020, respectively. The main drivers of the differences in the rates from the prior period to the current period are related to differences in forecasted pre-tax book loss, the impact of stock compensation, an increase in foreign tax liabilities, acquisition impact, valuation allowance build and the effect of the research and development credits. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.
Liquidity and Capital Resources
As of June 30, 2021, we had $407.6 million of cash and cash equivalents (of which $7.3 million is held in our foreign subsidiaries), $75.0 million of availability under the Credit Agreement (as defined below) and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit issued in connection with our corporate headquarters lease. As of June 30, 2021, we had $143.7 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue.
On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) which includes commitments for revolving credit loans of $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances and is subject to certain financial covenants. We had no outstanding revolving credit loan balance and we were in compliance with all applicable covenants as of June 30, 2021. See Note 8 “Credit Agreement” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Credit Agreement.
In September 2019, we issued $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 (the “Notes”) in a private offering (the "Offering") to qualified institutional buyers. The net proceeds from the Offering were approximately $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. In conjunction with the issuance of the Notes, and exercise in full of the initial purchasers’ option, the Company used approximately $37.1 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “Capped Call Transactions”) to reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Notes. The Notes will mature on September 15, 2024, unless earlier redeemed, repurchased or converted. The Notes bear interest at a fixed rate of 0.125% per year payable semiannually in arrears on March 15 and September 15 of each year. As of June 30, 2021, we had in aggregate $1.7 million in contractual interest payments, of which $0.5 million are due within the next 12 months.
As of June 30, 2021, the Notes are convertible at the option of the holders. We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The impact of the Notes on our liquidity will depend on whether we elect to settle any conversion in shares of our common stock or a combination of cash and shares. During the three months ended March 31, 2021, the Company settled conversion requests in the aggregate principal amount of $10.2 million of the Notes and terminated corresponding Capped Call Transactions. In connection with these transactions, we paid $10.2 million in cash to the converting holders for the principal amount, issued to the converting holders 181,629 shares of the Company's common stock with a fair value of approximately $10.1 million, and received 37,301 shares of the Company's common stock bearing a fair value of $1.9 million. As of the date of this filing, no other holders of the Notes have submitted requests for conversion. See Note 9 “Convertible Senior Notes and Capped Call Transactions” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Notes and Capped Call Transactions.
The Company acquired two companies during the first quarter of 2021, resulting in $71.0 million of cash paid for business acquisitions, net of cash acquired. See Note 4 “Business Combinations” and Note 5 “Goodwill and Intangible Assets” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information. Other than the acquisitions and settled Notes conversion requests, there have been no material changes outside the ordinary course of business to the cash requirements from our contractual and other obligations, as disclosed in the Annual Report.
We believe that existing cash and cash equivalents, any positive cash flows from operations and available borrowings under our Credit Agreement will be sufficient to support working capital, capital expenditures and other cash requirements for at least the next 12 months and, based on our current expectations, for the foreseeable future thereafter. Our future capital requirements, both near-term and long-term, will depend on many factors, including our growth rate, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the introduction of new solutions and product enhancements, the continuing market acceptance of our offerings and services, the costs of any future acquisitions in complementary businesses and technologies and the impact of the COVID-19 pandemic to our and our customers', vendors' and partners' businesses. To the extent existing cash and cash equivalents are not sufficient to fund future activities, we may borrow under our Credit Agreement or seek to raise additional funds through equity, equity-linked or debt financings. Any additional equity financing may be dilutive to our existing stockholders. We may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, which could also require us to seek additional equity financing, incur indebtedness or use cash resources. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, or if we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, operating results and financial condition would be adversely affected.
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
Summary of Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2021	June 30, 2020
	(In thousands)
Net cash provided by (used in) operating activities	$(24,606)	$22,053
Net cash used in investing activities	(72,979)	(1,275)
Net cash provided by (used in) financing activities	(5,021)	6,037
Net increase (decrease) in cash, cash equivalents and restricted cash	$(102,606)	$26,815
Cash Flows from Operating Activities
During the six months ended June 30, 2021, cash used in operating activities was $24.6 million, which consisted of a net loss of $32.0 million, adjusted by non-cash charges of $43.8 million and a net decrease of $36.4 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $10.7 million, amortization of debt discount and issuance costs of $1.1 million, amortization of contract acquisition costs of $9.0 million, and stock-based compensation of $22.9 million. The $36.4 million decrease in our net operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs which has accelerated as subscription sales continue to grow, an increase in prepayments and other assets due to increases in contract assets related to multi-year deals, a decrease in accrued expenses and other liabilities due to timing of cash disbursements, including commissions and bonuses, and a change in income taxes payable to income taxes receivable, partially offset by a decrease in accounts receivable due to the timing of receipts of payments from customers, an increase in accounts payable due to timing of cash disbursements, and an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services.
During the six months ended June 30, 2020, cash provided by operating activities was $22.1 million, which consisted of a net loss of $5.4 million, adjusted by non-cash charges of $37.8 million and a net decrease of $10.4 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $9.2 million, amortization of debt discount and issuance costs of $8.8 million, amortization of contract acquisition costs of $6.1 million, provision for credit losses of $0.8 million and stock-based compensation of $13.3 million. The $10.4 million decrease in our net operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs which has accelerated as subscription sales continue to grow, an increase in prepayments and other assets, a decrease in accounts payable due to timing of cash disbursements, a decrease in accrued expenses and other liabilities due primarily to payments on commissions and bonuses and a decrease in income taxes payable, partially offset by a decrease in accounts receivable due to the timing of receipts of payments from customers and an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services.
Cash Flows from Investing Activities
During the six months ended June 30, 2021, cash used in investing activities was $73.0 million, consisting primarily of $71.0 million of cash paid for business acquisitions, net of cash acquired, and $2.0 million for purchases of property and equipment.
During the six months ended June 30, 2020, cash used in investing activities was $1.3 million, consisting primarily of purchases of property and equipment.
Cash Flows from Financing Activities
During the six months ended June 30, 2021, cash used in financing activities was $5.0 million, consisting of $10.2 million of payments upon the partial conversion of the Notes and $3.1 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers, partially offset by $5.2 million of proceeds from issuance of equity related to shares issued pursuant to our Employee Stock Purchase Plan and $3.0 million of proceeds from exercise of stock options.
During the six months ended June 30, 2020, cash provided by financing activities was $6.0 million, consisting of $3.5 million of proceeds from issuance of equity related to shares issued pursuant to our Employee Stock Purchase Plan and $2.8 million of proceeds from exercise of stock options, partially offset by $0.2 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers.
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
Recent Accounting Pronouncements
With the exception of the adoption of ASU 2020-06, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in the Annual Report; see Note 1 “Description of Business and Summary of Significant Accounting Policies” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.
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
Interest Rate Risk
We had cash and cash equivalents and restricted cash of $414.0 million as of June 30, 2021, which are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. As of June 30, 2021, we do not believe a hypothetical 10% relative change in interest rates would have a material impact on the value of our cash equivalents.
We did not have any investments in marketable securities as of June 30, 2021.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risk related to operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound, Euro, Israeli shekel, Indian rupee, Australian dollar, Singapore dollar and Canadian dollar. As of June 30, 2021, our cash and cash equivalents included $7.3 million held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net, on our unaudited condensed consolidated statements of operations.
Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates because, although substantially all of our revenue is generated in U.S. dollars, our expenses are generally denominated in the currencies of the jurisdictions in which we conduct our operations, which are primarily in the United States, Europe and Asia. Our results of operations and cash flows could therefore be adversely affected in the future due to changes in foreign exchange rates. We do not believe that a hypothetical 10% change in the value of the U.S. dollar relative to other currencies would have a material effect on our results of operations or cash flows, and to date, we have not engaged in any hedging strategies with respect to foreign currency transactions. As our international operations grow, we will continue to reassess our approach to manage our risk relating to fluctuations in currency rates, and we may choose to engage in the hedging of foreign currency transactions in the future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding disclosure. Our CEO and CFO, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2021 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2021, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and $1.8 million of such proceeds to pay a related prepayment premium; the remaining net proceeds are held in cash and have not been deployed.

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

SailPoint Technologies Holdings, Inc.

Date: August 9, 2021	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer and Director

Date: August 9, 2021	By:	/s/ Jason Ream
Jason Ream
Chief Financial Officer