Form 10-Q
period 2021-09-30
Sailpoint Technologies Holdings, Inc.
filed 2021-11-09
CIK 1627857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The registrant had 93,263,655 shares of common stock outstanding as of November 3, 2021.

SailPoint Technologies Holdings, Inc.

PART I
ITEM 1. Financial Statements (Unaudited)
SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$421,847	$510,289
Restricted cash	6,707	6,355
Accounts receivable, net of allowances of $411 and $376	117,828	112,255
Deferred contract acquisition costs, current	20,696	15,592
Prepayments and other current assets	41,843	26,027
Income taxes receivable	2,876	—
Total current assets	611,797	670,518
Property and equipment, net	17,655	19,443
Right-of-use assets, net	24,541	27,048
Deferred contract acquisition costs, non-current	51,375	38,510
Other non-current assets, net of allowances of $47 and $50	10,253	15,016
Goodwill	289,437	241,103
Intangible assets, net	77,656	63,962
Total assets	$1,082,714	$1,075,600
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,376	$4,753
Accrued expenses and other liabilities	66,904	59,460
Income taxes payable	—	978
Convertible senior notes, net	384,744	326,672
Deferred revenue	182,440	165,995
Total current liabilities	635,464	557,858
Deferred tax liability - non-current	22	1,329
Long-term operating lease liabilities	29,765	33,080
Deferred revenue - non-current	23,305	18,723
Total liabilities	688,556	610,990
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 93,234 shares as of September 30, 2021 and 91,386 shares as of December 31, 2020	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Additional paid in capital	462,723	484,012
Accumulated deficit	(68,574)	(19,411)
Total stockholders' equity	394,158	464,610
Total liabilities and stockholders’ equity	$1,082,714	$1,075,600
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue
Licenses	$26,087	$30,864	$69,772	$86,748
Subscription	70,796	51,004	194,393	140,807
Services and other	13,227	12,145	39,193	34,358
Total revenue	110,110	94,013	303,358	261,913
Cost of revenue
Licenses	1,994	1,083	4,596	3,269
Subscription	15,711	9,794	40,731	26,927
Services and other	13,408	9,922	37,726	27,597
Total cost of revenue	31,113	20,799	83,053	57,793
Gross profit	78,997	73,214	220,305	204,120
Operating expenses
Research and development	26,879	19,314	69,478	52,775
General and administrative	12,192	8,846	33,920	27,731
Sales and marketing	58,624	44,092	168,194	119,886
Total operating expenses	97,695	72,252	271,592	200,392
Income (loss) from operations	(18,698)	962	(51,287)	3,728
Other expense, net
Interest income	223	349	635	1,790
Interest expense	(630)	(4,639)	(2,051)	(13,757)
Other income (expense), net	(122)	214	(342)	(222)
Total other expense, net	(529)	(4,076)	(1,758)	(12,189)
Loss before income taxes	(19,227)	(3,114)	(53,045)	(8,461)
Income tax (expense) benefit	(669)	2,438	1,116	2,410
Net loss	$(19,896)	$(676)	$(51,929)	$(6,051)
Net loss per share
Basic	$(0.21)	$(0.01)	$(0.56)	$(0.07)
Diluted	$(0.21)	$(0.01)	$(0.56)	$(0.07)
Weighted average shares outstanding
Basic	93,032	90,764	92,398	90,320
Diluted	93,032	90,764	92,398	90,320
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Three Months Ended September 30, 2021
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at June 30, 2021	92,804	$9	$446,579	$(48,678)	$397,910
Exercise of stock options	215	—	3,014	—	3,014
Restricted stock units vested, net of tax settlement	215	—	(1,274)	—	(1,274)
Stock-based compensation expense	—	—	14,404	—	14,404
Net loss	—	—	—	(19,896)	(19,896)
Balance at September 30, 2021	93,234	$9	$462,723	$(68,574)	$394,158

	For the Nine Months Ended September 30, 2021
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at December 31, 2020	91,386	$9	$484,012	$(19,411)	$464,610
Cumulative effect adjustment from the adoption of ASU 2020-06	—	—	(65,517)	2,766	(62,751)
Exercise of stock options	500	—	5,981	—	5,981
Restricted stock units vested, net of tax settlement	1,060	—	(4,336)	—	(4,336)
Stock-based compensation expense	—	—	37,349	—	37,349
Common stock issued under employee stock plan	143	—	5,234	—	5,234
Partial conversion of convertible senior notes	182	—	—	—	—
Settlement of capped calls related to partial conversion of convertible senior notes	(37)	—	—	—	—
Net loss	—	—	—	(51,929)	(51,929)
Balance at September 30, 2021	93,234	$9	$462,723	$(68,574)	$394,158

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Three Months Ended September 30, 2020
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at June 30, 2020	90,607	$9	$461,785	$(14,023)	$447,771
Exercise of stock options	225	—	2,102	—	2,102
Restricted stock units vested, net of tax settlement	52	—	(195)	—	(195)
Stock-based compensation expense	—	—	7,838	—	7,838
Net loss	—	—	—	(676)	(676)
Balance at September 30, 2020	90,884	$9	$471,530	$(14,699)	$456,840

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at December 31, 2019	89,676	$9	$442,407	$(8,289)	$434,127
Cumulative effect adjustment from the adoption of ASC 326	—	—	—	(359)	(359)
Exercise of stock options	648	—	4,909	—	4,909
Restricted stock units vested, net of tax settlement	384	—	(431)	—	(431)
Stock-based compensation expense	—	—	21,179	—	21,179
Common stock issued under employee stock plan	176	—	3,466	—	3,466
Net loss	—	—	—	(6,051)	(6,051)
Balance at September 30, 2020	90,884	$9	$471,530	$(14,699)	$456,840
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Operating activities
Net loss	$(51,929)	$(6,051)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	17,307	13,758
Amortization of debt discount and issuance costs	1,569	13,260
Amortization of contract acquisition costs	14,074	10,127
(Gain) loss on disposal of fixed assets	37	(12)
Provision for credit losses	384	435
Stock-based compensation expense	37,349	21,179
Operating leases, net	(514)	(297)
Deferred taxes	—	(113)
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(4,956)	4,421
Deferred contract acquisition costs	(32,043)	(20,116)
Prepayments and other current assets	(15,781)	(5,820)
Other non-current assets	6,121	(7,633)
Accounts payable	(3,377)	1,033
Accrued expenses and other liabilities	5,286	8,122
Income taxes	(3,733)	(4,944)
Deferred revenue	19,291	7,057
Net cash provided by (used in) operating activities	(10,915)	34,406
Investing activities
Purchase of property and equipment	(2,923)	(2,434)
Proceeds from sale of property and equipment	29	18
Purchase of intangibles	(40)	—
Business acquisitions, net of cash acquired	(70,960)	—
Net cash used in investing activities	(73,894)	(2,416)
Financing activities
Payments for partial conversion of convertible senior notes	(10,160)	—
Taxes associated with net issuances of shares upon vesting of restricted stock units	(4,336)	(431)
Proceeds from employee stock purchase plan contributions	5,234	3,466
Exercise of stock options	5,981	4,909
Net cash provided by (used in) financing activities	(3,281)	7,944
Net increase (decrease) in cash, cash equivalents and restricted cash	(88,090)	39,934
Cash, cash equivalents and restricted cash, beginning of period	516,644	450,120
Cash, cash equivalents and restricted cash, end of period	$428,554	$490,054
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
Concentration of Credit Risk and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of September 30, 2021 and December 31, 2020, no single customer represented more than 10% of the balance in accounts receivable. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company. No single customer represented more than 10% of revenue for the three and nine months ended September 30, 2021 or 2020. The Company does not experience concentration of credit risk in foreign countries as no single foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

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

The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	Licenses	SaaS (1)	Maintenance and Support (1)	Other Subscription Services (1)	Services and Other
	(In thousands)
Three Months Ended September 30, 2021
Revenue recognized at a point in time	$26,087	$—	$—	$—	$—
Revenue recognized over time	—	29,842	39,361	1,593	13,227
Total revenue	$26,087	$29,842	$39,361	$1,593	$13,227

Three Months Ended September 30, 2020
Revenue recognized at a point in time	$30,864	$—	$—	$—	$—
Revenue recognized over time	—	17,407	32,511	1,086	12,145
Total revenue	$30,864	$17,407	$32,511	$1,086	$12,145

Nine Months Ended September 30, 2021
Revenue recognized at a point in time	$69,772	$—	$—	$—	$—
Revenue recognized over time	—	77,100	112,139	5,154	39,193
Total revenue	$69,772	$77,100	$112,139	$5,154	$39,193

Nine Months Ended September 30, 2020
Revenue recognized at a point in time	$86,748	$—	$—	$—	$—
Revenue recognized over time	—	46,780	91,735	2,292	34,358
Total revenue	$86,748	$46,780	$91,735	$2,292	$34,358
(1) Subscription revenue is further disaggregated into SaaS, Maintenance and Support and Other Subscription Services revenue in the table above.
Contract Balances
A summary of the activity impacting our contract balances during the reporting periods is presented below:

	Contract Acquisition Costs
	Nine Months Ended
	September 30, 2021	September 30, 2020
	(In thousands)
Beginning Balance	$54,102	$35,152
Additional deferred contract acquisition costs	32,043	20,117
Amortization of deferred contract acquisition costs	(14,074)	(10,127)
Ending Balance	$72,071	$45,142
There were no material impairments of deferred contract acquisition costs for the periods ended September 30, 2021 or 2020.

	Deferred Revenue
	Nine Months Ended
	September 30, 2021	September 30, 2020
	(In thousands)
Beginning Balance	$184,718	$152,033
Increase, net	21,027	7,057
Ending Balance	$205,745	$159,090
Deferred revenue, which is a contract liability, consists primarily of amounts invoiced in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. Revenue recognized that was previously deferred was $71.1 million and $167.5 million during the three and nine months ended September 30, 2021, respectively, compared to $54.0 million and $122.3 million during the three and nine months ended September 30, 2020, respectively. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance obligations and customer billings.
Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at the contract level, and typically result from sales contracts where revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. Contract assets are included in prepayments and other current assets in the amount of $24.5 million and $10.7 million and other non-current assets in the amount of $9.3 million and $14.2 million on the unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. During the nine months ended September 30, 2021 and 2020, amounts reclassified from contract assets to accounts receivable were $17.7 million and $4.0 million, respectively.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract revenue that has not yet been recognized and is included in deferred revenue, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of September 30, 2021, amounts allocated to these additional performance obligations are $455.4 million, of which we expect to recognize $252.4 million as revenue over the next 12 months with the remaining balance recognized thereafter.
3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s financial assets that are measured at fair value on a recurring basis:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents
Money market funds	$22,810	—	—	$22,810
Total cash equivalents	$22,810	—	—	$22,810

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents
Money market funds	$9,757	—	—	$9,757
Total cash equivalents	$9,757	—	—	$9,757
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of September 30, 2021 and December 31, 2020 and are excluded from the fair value tables above.
See Note 9 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Notes as of September 30, 2021.
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
The fair value of developed technology was estimated using the replacement cost method (Level 3) utilizing assumptions for the cost to replace, such as the workforce, timing and resources required, annual obsolescence, as well as a theoretical developer’s profit margin and entrepreneurial incentive and opportunity cost. The fair value of customer lists was estimated using the replacement cost method (Level 3), which utilized assumptions for the cost to recreate the customer relationships, such as the timing and resources required, distributor's profit mark-up and opportunity cost and customer age.
Additional Acquisition Related Information
The operating results of the acquired companies are included in our unaudited condensed consolidated statement of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our unaudited condensed consolidated statement of operations. During the nine months ended September 30, 2021, acquisition related costs were $2.2 million, which included primarily legal, accounting and consulting professional service fees and have been included in general and administrative expenses on the unaudited condensed consolidated statement of operations.
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
5. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. The change in the carrying amounts of goodwill for the nine months ended September 30, 2021 is due to the acquisitions of Intello and ERP Maestro. For additional information regarding the acquisitions, see Note 4 “Business Combinations.”
The following table reflects goodwill activity for the nine months ended September 30, 2021:

(In thousands)
Balance, December 31, 2020	$241,103
Goodwill acquired	47,307
Measurement period adjustments	1,027
Balance, September 30, 2021	$289,437
There were no impairments of goodwill during the periods ended September 30, 2021 or 2020.
Intangible Assets
Total cost and amortization of intangible assets are comprised of the following:

		As of
	Weighted Average Useful Life	September 30, 2021	December 31, 2020
Intangible assets, net	(In years)	(In thousands)
Customer lists	14.6	$49,200	$42,500
Developed technology	8.6	66,260	51,760
Trade names and trademarks	17.0	24,500	24,500
Other intangible assets	4.8	2,975	3,746
Total intangible assets		142,935	122,506
Less: Accumulated amortization		(65,279)	(58,544)
Total intangible assets, net		$77,656	$63,962
Amortization expense for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Cost of revenue - licenses	$829	$1,007	$2,845	$3,023
Cost of revenue - subscription	1,562	921	3,976	2,742
Research and development	169	162	506	543
Sales and marketing	1,628	1,069	4,474	3,206
Total amortization expense	$4,188	$3,159	$11,801	$9,514

Periodically, the Company evaluates intangible assets for possible impairment. We recorded an impairment charge of $0.7 million related to certain developed technology assets in Cost of revenue - licenses on the accompanying unaudited condensed consolidated statements of operations during the three months ended September 30, 2021. There were no impairments of intangible assets during the three or nine month period ended September 30, 2020.
The total estimated future amortization expense of these intangible assets as of September 30, 2021 is as follows:

Year Ending December 31,	(In thousands)
2021 (except the nine months ended September 30, 2021)	$4,187
2022	16,719
2023	16,557
2024	12,674
2025	8,175
Thereafter	19,344
Total amortization expense	$77,656
6. Leases
Letters of Credit
As of September 30, 2021 and December 31, 2020, the Company had an aggregate of $6.0 million of cash collateral for an unconditional standby letter of credit related to the Company’s corporate headquarters lease. The Company is also required to maintain a small amount of restricted cash to guarantee rent payments for our subsidiaries.
Operating Leases
As of September 30, 2021, our leases, which primarily consist of office leases, have remaining lease terms of less than one year to eight years. Certain leases include early termination and/or extension options; however, exercise of these options is at the Company’s sole discretion. As of September 30, 2021, the Company determined that it is not reasonably certain that it will exercise the options to extend its leases or terminate them early. As of September 30, 2021, we have no financing leases and no material sub-leases, and our non-cancelable operating lease commitments exclude variable consideration.
The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(In thousands)
2021 (except the nine months ended September 30, 2021)	$1,539
2022	5,983
2023	5,148
2024	5,040
2025	4,890
Thereafter	17,393
Total minimum lease payments	39,993
Less: interest	(5,453)
Total present value of operating lease liabilities	$34,540

Current operating lease liabilities	$4,775
Long-term operating lease liabilities	29,765
Total operating lease liabilities	$34,540

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
The Company had no outstanding revolving credit loan balance under the Credit Agreement as of September 30, 2021 or December 31, 2020. The Company was in compliance with all applicable covenants as of September 30, 2021.
The Company incurred total debt issuance costs of $0.8 million in connection with the Credit Agreement, the net balance of which is included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the Credit Agreement on a straight-line basis. Amortization of debt issuance costs for the periods ended September 30, 2021 and 2020 were not material and were recorded in interest expense on the accompanying unaudited condensed consolidated statements of operations.
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
The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company was in compliance with all applicable covenants as of September 30, 2021.
For at least 20 trading days during the period of 30 consecutive trading days ended September 30, 2020, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the Notes on each applicable trading day. This conversion trigger has been met each quarter since then, including the quarter ended September 30, 2021. As a result, the Notes continue to be convertible at the option of the holders during the fiscal quarter ended September 30, 2021 and remained classified as current liabilities on the unaudited condensed consolidated balance sheet as of September 30, 2021.
During the three months ended March 31, 2021, upon the request of certain holders, the Company settled the conversion of the $10.2 million in aggregate principal amount of the Notes (the "2021 Converted Notes") with cash and settled all other amounts owed to the respective holders through the issuance of 181,629 shares of the Company's common stock with an aggregate fair value of approximately $10.1 million. The Company recognized an immaterial amount related to the acceleration of unamortized debt issuance costs related to these early note conversions, which was recorded in interest expense on the accompanying unaudited condensed consolidated statements of operations. As of the date of this filing, no other holders of the Notes have submitted requests for conversion.
Transaction costs related to the issuance of the Notes were $8.8 million and are being amortized to interest expense at an effective interest method rate of 0.57% over the term of the Notes.
As of September 30, 2021, the Notes have a remaining life of 36 months.
The net carrying amount of the liability and equity components of the Notes for the periods presented is as follows:

	As of
	September 30, 2021	December 31, 2020
	(In thousands)
Liability component
Principal	$389,840	$400,000
Unamortized discount (1)	—	(68,270)
Unamortized issuance costs (1)	(5,096)	(5,058)
Net carrying amount	$384,744	$326,672

Equity component, net of issuance costs (1)	$—	$86,764
(1)    See Note 1 "Description of Business and Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06.
The interest expense recognized related to the Notes for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Contractual interest expense	$122	$125	$362	$375
Amortization of debt discount (1)	—	4,094	—	12,125
Amortization of debt issuance costs (2)	426	337	1,444	1,011
Total	$548	$4,556	$1,806	$13,511

(1)    See Note 1 "Description of Business and Summary of Significant Accounting Policies" for more information regarding the effect of adoption of ASU 2020-06.
(2)    Amortization of debt issuance costs includes the acceleration of unamortized debt issuance costs related to the partial conversion of the Notes.
As of September 30, 2021, the total estimated fair value of the Notes was $629.8 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, and quoted prices of the Notes in an over-the-counter market.
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
The Capped Call Transactions initially covered, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, 14.1 million shares of our common stock. In connection with the settlement of the 2021 Converted Notes during the three months ended March 31, 2021, the Company terminated a pro rata amount of the Capped Call Transactions pursuant to the terms thereof. As a result of this pro rata termination, the Company received 37,301 shares of its common stock with an aggregate value of approximately $1.9 million based on the trading price of our common stock at that time. As of September 30, 2021, the Capped Call Transactions cover, subject to anti-dilution adjustments, 13.7 million shares of our common stock.
10. Stock-Based Compensation
2015 Stock Option Plans
In 2015, the Company adopted (i) the Amended and Restated 2015 Stock Option and Grant Plan and (ii) the 2015 Stock Incentive Plan (together the “2015 Stock Option Plans”) under which it may grant incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for the right to purchase shares of common stock and restricted stock units (“RSUs”). The 2015 Stock Option Plans reserve 5.0 million shares of common stock for issuance pursuant to ISOs, 0.5 million shares of common stock for issuance pursuant to RSUs and 0.25 million shares of common stock for issuance under the 2015 Stock Incentive Plan. Under the 2015 Stock Option Plans, ISOs may not be granted at less than fair market value on the date of the grant and generally vest over a four-year period based on continued service. Options generally expire ten years after the grant date.
As of September 30, 2021, 0.7 million shares were available for issuance under the 2015 Stock Option Plans, including less than 50 thousand shares available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.
2017 Long Term Incentive Plan
In November 2017, the Company’s Board of Directors (the "Board") adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options to purchase shares of common stock and RSUs. As of September 30, 2021, the Company had reserved 22.1 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan is increased on each January 1 by 4.4 million shares of common stock. Options and RSUs granted to employees under the 2017 Plan generally vest over four years. Common stock subject to an award that expires or is canceled, forfeited, exchanged or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan.
As of September 30, 2021, 13.9 million shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.
The fair values for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights, as discussed further below, during the periods presented were estimated at grant date using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Expected dividend rate	0%	0%	0%	0%
Expected volatility	47.3% - 50.8%	50.0% - 56.2%	50.0% - 50.8%	48.1% - 56.2%
Risk-free interest rate	0.80% - 1.14%	0.36% - 1.53%	0.04% - 0.09%	0.18% - 1.57%
Expected term (in years)	6.25	6.25	0.50	0.50
Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Balances at December 31, 2020	2,404	$17.85	7.7	$85,064
Granted	304	$60.57
Exercised	(500)	$11.97
Forfeited	(154)	$25.17
Balances at September 30, 2021	2,054	$25.06	7.3	$41,837
Options vested and expected to vest at September 30, 2021	2,054	$25.06	7.3	$41,837
Options vested and exercisable at September 30, 2021	1,111	$15.95	6.4	$29,924
The Company expects all outstanding stock options to fully vest. The weighted average grant date fair value per share for the nine months ended September 30, 2021 and 2020 was $29.51 and $17.27, respectively. The total fair value of shares vested for the three and nine months ended September 30, 2021 was $1.2 million and $5.7 million, respectively, compared to $1.1 million and $4.8 million for the three and nine months ended September 30, 2020, respectively.
The total unrecognized compensation expense related to non-vested stock options granted is $14.6 million and is expected to be recognized over a weighted average period of 2.3 years as of September 30, 2021.

Restricted Stock Units
The following table summarizes the RSU activity for the Company for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Balances at December 31, 2020	3,135	$23.90	1.4	$166,927
Granted	1,930	$55.35
Vested	(1,150)	$27.48
Forfeited	(411)	$35.16
Balances at September 30, 2021	3,504	$38.72	1.4	$150,264
Units expected to vest at September 30, 2021	3,504	$38.72	1.4	$150,264
The Company expects all outstanding RSUs to fully vest. The total unrecognized compensation expense related to RSUs was $121.8 million as of September 30, 2021 and is expected to be recognized over a weighted average period of 2.57 years.
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
As of September 30, 2021, 3.3 million shares were available for issuance under the ESPP Plan. During the nine months ended September 30, 2021 and 2020, the Company issued and distributed 0.1 million and 0.2 million shares of common stock, respectively.
A summary of the Company’s stock-based compensation expense, which includes stock options, RSUs and ESPP, is presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Stock options	$1,682	$1,479	$5,094	$4,307
RSUs	11,845	5,654	29,620	15,113
ESPP	877	705	2,635	1,759
Total stock-based compensation expense	$14,404	$7,838	$37,349	$21,179

A summary of the Company’s stock-based compensation expense as recognized on the unaudited condensed consolidated statements of operations is presented below:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Cost of revenue - subscription	$1,061	$485	$2,596	$1,270
Cost of revenue - services and other	1,037	550	2,749	1,368
Research and development	3,604	1,712	9,010	4,700
General and administrative	2,883	1,944	7,479	4,896
Sales and marketing	5,819	3,147	15,515	8,945
Total stock-based compensation expense	$14,404	$7,838	$37,349	$21,179
11. Income Taxes
Income Taxes
The effective tax rate for the three and nine months ended September 30, 2021 is (3.5)% and 2.1%, respectively, compared to 78.3% and 28.5% for the three and nine months ended September 30, 2020, respectively. The primary drivers for the differences in the rates from the prior-year period to the current-year period are related to differences in forecasted pre-tax book loss, the impact of stock compensation, foreign tax liabilities, acquisition impact, valuation allowance build and the effect of research and development credits.
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the periods ended September 30, 2021 and 2020, the Company did not record any material interest or penalties.
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
12. Net Loss Per Share
Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated using our weighted average outstanding common shares including the dilutive effect of stock awards and shares related to the Notes. In periods when the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards and shares related to the Notes from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands, except per share data)
Numerator
Net loss	$(19,896)	$(676)	$(51,929)	$(6,051)

Denominator
Weighted average shares outstanding
Basic	93,032	90,764	92,398	90,320
Diluted	93,032	90,764	92,398	90,320

Net loss per share
Basic	$(0.21)	$(0.01)	$(0.56)	$(0.07)
Diluted	$(0.21)	$(0.01)	$(0.56)	$(0.07)
The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Stock options to purchase common stock	2,141	2,599	2,334	2,827
RSUs issued and outstanding	3,588	3,296	3,551	2,953
ESPP	152	210	99	136
Convertible senior notes	9,983	2,558	10,208	—
Total	15,864	8,663	16,192	5,916
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
The following is a summary of consolidated revenues within geographic areas:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
United States	$79,481	$67,917	$214,630	$191,613
EMEA (1)	17,039	16,329	51,917	43,104
Rest of the World (1)	13,590	9,767	36,811	27,196
Total revenue	$110,110	$94,013	$303,358	$261,913
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
◦Access Insights: collects a wealth of identity information and turns that information into actionable insights and provides business-oriented dashboards and reports to track the effectiveness of customers' identity programs;
◦Access Modeling: uses artificial intelligence ("AI") and machine learning ("ML") to suggest roles based on similar access between users and gives customers insights to confirm the correct access for each role;
◦Access Risk Management: our cloud‐based access controls solution that enables our customers to manage their risk by automating access controls for business applications with complex security requirements;
◦Cloud Access Management: uses AI and ML to automatically learn, monitor and secure access to cloud infrastructure;
◦Recommendation Engine: uses AI, ML, peer group analysis, identity attributes and access activity to help customers decide whether access should be granted or removed; and
◦SaaS Management: our cloud‐based solution that helps customers discover, manage, and secure their SaaS applications.
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
While an acceleration toward subscription-based offerings results in a short-term revenue headwind, we believe that continued growth of SaaS, term-based license and maintenance and support revenue will lead to a more predictable revenue model and increase our visibility to future period total revenues. Nevertheless, our revenue and our gross margins vary depending on the type of solution we sell, and we expect that as we continue our acceleration toward subscription-based offerings, our subscription retention rates could be slightly lower than the retention rate for support and maintenance for our perpetual customers. As a result, a shift in the sales mix of our solutions could affect our performance relative to historical results. Our transition to a subscription model has accelerated more rapidly than originally anticipated, and as revenue from perpetual licenses has continued to represent an increasingly smaller portion of our total revenue, we now view our transition as largely complete. While we expect to occasionally see perpetual license transitions with new customers and ongoing expansions deals for current customers, our principal focus is on selling subscription based arrangements consisting of SaaS and term licenses.
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
Our revenue mix is changing as demand for our products and services is shifting from sales of perpetual licenses to sales of term licenses and subscriptions, and we expect this shift in demand to continue, particularly as we continue our strategy to shift the sales mix of our solutions towards our SaaS offerings. For customers that still wish to purchase and operate non-SaaS software, we are increasingly selling our software through subscription-based term licenses, rather than through perpetual licenses. Over time, we expect that sales to new customers will be exclusively comprised of term licenses and subscriptions. Our transition to a subscription model has impacted, and will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales become recognized ratably, as well as our operating margins as subscription revenue becomes a larger percentage of our sales. Our shift to a subscription model has fluctuated between periods, and our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited.
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
Impact of COVID-19
In light of the ongoing spread of COVID-19 in the United States and abroad, including the emergence of new variants of the coronavirus, government and public health authorities continue to recommend social distancing and impose various quarantine and isolation measures on portions of the population, including measures directed at businesses. While intended to protect human life, these restrictions have had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain duration. We have made certain adjustments to our operations as we continue to provide our offerings to new and existing customers in response to these measures. For example, as a result of the COVID-19 pandemic, we shifted all customer events to virtual-only experiences beginning in early 2020 and expect this trend to continue for the foreseeable future, and we have transitioned to primarily providing consulting services virtually as well.
While we believe that the pandemic has not had an immediate material adverse impact on our financial performance, our business may yet be negatively impacted by the COVID-19 pandemic as the duration of the pandemic and the long-term scope of its effects ultimately remain unknown. For example, the conditions caused by the COVID-19 pandemic may materially adversely affect the rate of IT spending by our current and prospective customers, including our customers’ ability or willingness to purchase our offerings, delay prospective customers’ purchasing decisions, delay the provisioning of our offerings, or cause customers to fail to make timely payments. We have seen an immaterial number of customer requests, and may continue to see similar requests, to lengthen payment terms or reduce the value or duration of subscription contracts, but this has not resulted in a material adverse impact on our renewal rates. In addition, during 2020 and the first part of 2021, we generally were not able to provide on-site consulting services to our customers due to local and regional restrictions related to the pandemic, and such restrictions remain in place for some of our customers. However, this has not resulted in any meaningful adverse impact on our ability to deliver such services because a significant portion of our consulting services have historically been provided remotely and most on-site projects transitioned to a remote delivery model. We continue to monitor the global impact of the pandemic on our customers and our business, especially as the number of cases involving new strains and variants of the coronavirus continues to increase and as certain parts of the world experience surges in COVID-19 cases and particularly devastating effects from the pandemic.
Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce, we believe the value and scalability of our identity platform has become even more evident. We believe that the pandemic has not had a material adverse impact on our financial performance, and indeed, our revenue grew in 2020 and during the first nine months of 2021 as compared to the prior year periods. We expect to continue to see healthy demand for our solutions; nevertheless, we recognize that the uncertainty related to COVID-19 may result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.
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
Key Business Metric
In addition to our financial information prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), we monitor the following key metric to help us measure and evaluate the effectiveness of our operations:

	As of
	September 30, 2021	September 30, 2020
	(In thousands)
Total annual recurring revenue	$323,770	$224,657

We use total annual recurring revenue ("Total ARR") to monitor the growth of our recurring business as we continue to shift to a subscription model. Total ARR represents the annualized value of the active portion of SaaS, term-based license, maintenance and support contracts and other subscription services at the end of the reporting period. We calculate Total ARR by dividing the active contract value by the number of days in the active portion of the overall contract term and then multiplying by 365. Total ARR should be viewed independently of revenue and deferred revenue as Total ARR is an operating metric and is not intended to be combined with or replace these items. Total ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from perpetual licenses, training, professional services or other sources of revenue that are not deemed to be recurring in nature.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Revenue
Licenses	$26,087	$30,864	$69,772	$86,748
Subscription	70,796	51,004	194,393	140,807
Services and other	13,227	12,145	39,193	34,358
Total revenue	110,110	94,013	303,358	261,913
Cost of revenue
Licenses	1,994	1,083	4,596	3,269
Subscription (1)	15,711	9,794	40,731	26,927
Services and other (1)	13,408	9,922	37,726	27,597
Total cost of revenue	31,113	20,799	83,053	57,793
Gross profit	78,997	73,214	220,305	204,120
Operating expenses
Research and development (1)	26,879	19,314	69,478	52,775
General and administrative (1)	12,192	8,846	33,920	27,731
Sales and marketing (1)	58,624	44,092	168,194	119,886
Total operating expenses	97,695	72,252	271,592	200,392
Income (loss) from operations	(18,698)	962	(51,287)	3,728
Other expense, net
Interest income	223	349	635	1,790
Interest expense	(630)	(4,639)	(2,051)	(13,757)
Other income (expense), net	(122)	214	(342)	(222)
Total other expense, net	(529)	(4,076)	(1,758)	(12,189)
Loss before income taxes	(19,227)	(3,114)	(53,045)	(8,461)
Income tax (expense) benefit	(669)	2,438	1,116	2,410
Net loss	$(19,896)	$(676)	$(51,929)	$(6,051)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Cost of revenue - subscription	$1,061	$485	$2,596	$1,270
Cost of revenue - services and other	1,037	550	2,749	1,368
Research and development	3,604	1,712	9,010	4,700
General and administrative	2,883	1,944	7,479	4,896
Sales and marketing	5,819	3,147	15,515	8,945
Total stock-based compensation expense	$14,404	$7,838	$37,349	$21,179
The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue
Licenses	24%	33%	23%	33%
Subscription	64	54	64	54
Services and other	12	13	13	13
Total revenue	100	100	100	100
Cost of revenue
Licenses	2	1	2	1
Subscription	14	10	13	10
Services and other	12	11	12	11
Total cost of revenue	28	22	27	22
Gross profit	72	78	73	78
Operating expenses
Research and development	24	21	23	20
General and administrative	11	9	11	11
Sales and marketing	53	47	55	46
Total operating expenses	88	77	89	77
Income (loss) from operations	(16)	1	(16)	1
Other expense, net
Interest income	—	—	—	1
Interest expense	(1)	(5)	(1)	(5)
Other income (expense), net	—	—	—	—
Total other expense, net	(1)	(5)	(1)	(4)
Loss before income taxes	(17)	(4)	(17)	(3)
Income tax (expense) benefit	(1)	3	—	1
Net loss	(18)%	(1)%	(17)%	(2)%

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	variance $	variance %	September 30, 2021	September 30, 2020	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$26,087	$30,864	$(4,777)	(15)%	$69,772	$86,748	$(16,976)	(20)%
Subscription
SaaS	29,842	17,407	12,435	71%	77,100	46,780	30,320	65%
Maintenance and support	39,361	32,511	6,850	21%	112,139	91,735	20,404	22%
Other subscription services	1,593	1,086	507	47%	5,154	2,292	2,862	125%
Total subscription	70,796	51,004	19,792	39%	194,393	140,807	53,586	38%
Services and other	13,227	12,145	1,082	9%	39,193	34,358	4,835	14%
Total revenue	$110,110	$94,013	$16,097	17%	$303,358	$261,913	$41,445	16%
License Revenue. License revenue decreased by $4.8 million, or 15%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to SaaS offerings becoming a larger portion of new sales.
License revenue decreased by $17.0 million, or 20%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to SaaS offerings becoming a larger portion of new sales.
Subscription Revenue. Subscription revenue increased by $19.8 million, or 39%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to new sales of our SaaS offerings and an increase in ongoing maintenance and support revenue from our installed base.
Subscription revenue increased by $53.6 million, or 38%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to new sales of our SaaS offerings and an increase in ongoing maintenance and support revenue from our installed base.
Services and Other Revenue. Services and other revenue increased by $1.1 million, or 9%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily as a result of an increase in the number of customers using our consulting and training services.
Services and other revenue increased by $4.8 million, or 14%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily a result of an increase in the number of customers using our consulting and training services.
Geographic Regions. Our customers in the United States contributed the largest portion of our revenue in each reporting period ended September 30, 2021 and 2020 because we have more market momentum related to our larger and more established sales force, sales pipeline and brand recognition and awareness in the United States as compared to our other regions. Revenue is classified by the following major geographic areas: (i) United States, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) rest of the world. We continue to invest in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide. For the three and nine months ended September 30, 2021, revenue in the United States, EMEA and the rest of the world increased year-over-year.

The following table sets forth, for each of the periods presented, our consolidated total revenue by geography and the respective percentages of total revenue:

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	$	% of revenue	$	% of revenue	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$79,481	72%	$67,917	72%	$214,630	71%	$191,613	73%
EMEA (1)	17,039	16%	16,329	17%	51,917	17%	43,104	17%
Rest of the World (1)	13,590	12%	9,767	11%	36,811	12%	27,196	10%
Total revenue	$110,110	100%	$94,013	100%	$303,358	100%	$261,913	100%
(1)No single country outside of the United States represented more than 10% of our revenue.
Gross Profit and Gross Margin

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	variance $	variance %	September 30, 2021	September 30, 2020	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$24,093	$29,781	$(5,688)	(19)%	$65,176	$83,479	$(18,303)	(22)%
Subscription	55,085	41,210	13,875	34%	153,662	113,880	39,782	35%
Services and other	(181)	2,223	(2,404)	(108)%	1,467	6,761	(5,294)	(78)%
Total gross profit	$78,997	$73,214	$5,783	8%	$220,305	$204,120	$16,185	8%

Gross margin
Licenses	92%	96%			93%	96%
Subscription	78%	81%			79%	81%
Services and other	(1)%	18%			4%	20%
Total gross margin	72%	78%			73%	78%
Licenses. License gross profit decreased by $5.7 million, or 19%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in gross profit was primarily the result of decreased license revenues, as described above, in addition to increased royalty costs. Gross margin remained materially consistent with the prior period.
License gross profit decreased by $18.3 million, or 22%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in gross profit was primarily the result of decreased license revenues, as described above, in addition to increased royalty costs. Gross margin remained materially consistent with the prior period.
Subscription. Subscription gross profit increased by $13.9 million, or 34%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in gross profit was the result of growth in subscription revenue, as described above, partially offset by a $5.9 million increase in cost of revenue compared to the prior period. The increase in cost of revenue was primarily driven by a $2.1 million increase in cloud-based hosting costs to further support the scalability of our SaaS offerings, a $3.1 million increase in employee-based costs to support the growth of our SaaS offerings and ongoing maintenance and support to our expanding installed customer base and a $0.6 million increase in amortization of intangibles, primarily from our acquired intangible assets during the first quarter of 2021.
Subscription gross profit increased by $39.8 million, or 35%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in gross profit was the result of growth in subscription revenue, as described above, partially offset by a $13.8 million increase in cost of revenue compared to the prior period. The increase in cost of revenue was primarily driven by a $5.8 million increase in cloud-based hosting costs to further support the scalability of our SaaS offerings, a $6.9 million increase in employee-based costs to support the growth of our SaaS offerings and ongoing maintenance and support to our expanding installed customer base and a $1.2 million increase in amortization of intangibles, primarily from our acquired intangible assets during the first quarter of 2021.
Services and Other. Services and other gross profit decreased by $2.4 million, or 108%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The decrease in gross profit is primarily attributable to a $3.5 million increase in cost of revenue compared to the prior period, partially offset by increased revenues due to customer growth. The increase in cost of revenue was primarily driven by a $2.7 million increase in employee-based costs to support an increasing number of customers and a $0.7 million increase in partner costs due to higher partner utilization in our professional services and training organization.
Services and other gross profit decreased by $5.3 million, or 78%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in gross profit is primarily attributable to a $10.1 million increase in cost of revenue compared to the prior period, partially offset by increased revenues due to customer growth. The increase in cost of revenue was primarily driven by a $7.0 million increase in employee-based costs to support an increasing number of customers and a $3.0 million increase in partner costs due to higher partner utilization in our professional services and training organization.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30, 2021	September 30, 2020	variance $	variance %	September 30, 2021	September 30, 2020	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$26,879	$19,314	$7,565	39%	$69,478	$52,775	$16,703	32%
General and administrative	12,192	8,846	3,346	38%	33,920	27,731	6,189	22%
Sales and marketing	58,624	44,092	14,532	33%	168,194	119,886	48,308	40%
Total operating expenses	$97,695	$72,252	$25,443	35%	$271,592	$200,392	$71,200	36%
Research and Development. Research and development expenses increased by $7.6 million, or 39%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by a $6.8 million increase in employee-based costs due to an increase in headcount as we continue investing in additional products and capabilities.
Research and development expenses increased by $16.7 million, or 32%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by a $15.9 million increase in employee-based costs due to an increase in headcount as we continue investing in additional products and capabilities and a $1.5 million increase in software and hosting arrangement expenses, partially offset by a $0.6 million decrease in professional services expense.
General and Administrative. General and administrative expenses increased by $3.3 million, or 38%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by employee-related costs and professional service fees associated with consulting services.
General and administrative expenses increased by $6.2 million, or 22%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by a $3.8 million increase in professional service fees associated with our acquisitions of Intello and ERP Maestro and consulting services, a $2.1 million increase in employee related costs for stock-based compensation and a $0.5 million increase in software and hosting arrangement expenses.

Sales and Marketing. Sales and marketing expenses increased by $14.5 million, or 33%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily driven by a $14.7 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, as well as a $0.7 million increase in software and hosting arrangement expenses, partially offset by a $1.2 million decrease in professional services expense relating primarily to advisory services.
Sales and marketing expenses increased by $48.3 million, or 40%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily driven by a $44.5 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, as well as a $1.2 million increase in professional services expense relating primarily to advisory services and a $2.3 million increase in software and hosting arrangement expenses primarily to support headcount, partially offset by a $1.0 million decrease in travel expense due to COVID-19 related limitations.
Interest Income and Interest Expense
Interest Income
Interest income for the three months ended September 30, 2021 remained consistent compared to the three months ended September 30, 2020.
Interest income decreased by $1.2 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease was primarily due to a significant decrease in interest rates on our money market accounts and a decrease in our cash balance.
Interest Expense
Interest expense decreased by $4.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to lower amortization expense related to the Notes (defined below) as a result of our adoption of Accounting Standards Update ("ASU") 2020-06, which eliminated the embedded conversion feature of the Notes. See Note 1 “Description of Business and Summary of Significant Accounting Policies” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding the adoption of ASU 2020-06.
Interest expense decreased by $11.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to lower amortization expense related to the Notes as a result of our adoption of ASU 2020-06.
Income Tax (Expense) Benefit
The Company recorded an income tax benefit of $1.1 million and income tax benefit of $2.4 million for the nine months ended September 30, 2021 and 2020, respectively, leading to a decrease in net benefit of $1.3 million year-over-year. Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The Company is in an overall deferred tax asset position and has established a valuation allowance for federal and state tax purposes as we do not expect our deferred tax liabilities to offset our deferred tax assets prior to expiration. We still maintain a full valuation allowance for our Israel tax position due its lack of taxable earnings for the foreseeable future.
The effective tax rate for the three and nine months ended September 30, 2021 is (3.5)% and 2.1%, respectively, compared to 78.3% and 28.5% for the three and nine months ended September 30, 2020, respectively. The main drivers of the differences in the rates from the prior period to the current period are related to differences in forecasted pre-tax book loss, the impact of stock compensation, an increase in foreign tax liabilities, acquisition impact, valuation allowance build and the effect of research and development credits. We expect this fluctuation in income tax rates, as well as its potential impact on our results of operations, to continue.
Liquidity and Capital Resources
As of September 30, 2021, we had $421.8 million of cash and cash equivalents (of which $6.8 million is held in our foreign subsidiaries), $75.0 million of availability under the Credit Agreement (as defined below) and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit issued in connection with our corporate headquarters lease. As of September 30, 2021, we had $158.8 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue.
On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”) which includes commitments for revolving credit loans of $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances and is subject to certain financial covenants. We had no outstanding revolving credit loan balance and we were in compliance with all applicable covenants as of September 30, 2021. See Note 8 “Credit Agreement” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Credit Agreement.
In September 2019, we issued $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 (the “Notes”) in a private offering (the "Offering") to qualified institutional buyers. The net proceeds from the Offering were approximately $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. In conjunction with the issuance of the Notes, and exercise in full of the initial purchasers’ option, the Company used approximately $37.1 million of the net proceeds to pay the cost of privately negotiated capped call transactions (the “Capped Call Transactions”) to reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Notes. The Notes will mature on September 15, 2024, unless earlier redeemed, repurchased or converted. The Notes bear interest at a fixed rate of 0.125% per year payable semiannually in arrears on March 15 and September 15 of each year. As of September 30, 2021, we had in aggregate $1.4 million in contractual interest payments, of which $0.5 million are due within the next 12 months.
As of September 30, 2021, the Notes are convertible at the option of the holders. We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The impact of the Notes on our liquidity will depend on whether we elect to settle any conversion in shares of our common stock or a combination of cash and shares. During the three months ended March 31, 2021, the Company settled conversion requests in the aggregate principal amount of $10.2 million of the Notes and terminated corresponding Capped Call Transactions. In connection with these transactions, we paid $10.2 million in cash to the converting holders for the principal amount, issued to the converting holders 181,629 shares of the Company's common stock with a fair value of approximately $10.1 million, and received 37,301 shares of the Company's common stock bearing a fair value of $1.9 million. As of the date of this filing, no other holders of the Notes have submitted requests for conversion. See Note 9 “Convertible Senior Notes and Capped Call Transactions” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding the terms and conditions of the Notes and Capped Call Transactions.
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
Summary of Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(In thousands)
Net cash provided by (used in) operating activities	$(10,915)	$34,406
Net cash used in investing activities	(73,894)	(2,416)
Net cash provided by (used in) financing activities	(3,281)	7,944
Net increase (decrease) in cash, cash equivalents and restricted cash	$(88,090)	$39,934
Cash Flows from Operating Activities
During the nine months ended September 30, 2021, cash used in operating activities was $10.9 million, which consisted of a net loss of $51.9 million, adjusted by non-cash charges of $70.2 million and a net decrease of $29.2 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $17.3 million, amortization of debt discount and issuance costs of $1.6 million, amortization of contract acquisition costs of $14.1 million, and stock-based compensation of $37.3 million. The $29.2 million decrease in our net operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs which has accelerated as subscription sales continue to grow, an increase in prepayments and other assets due to increases in contract assets related to multi-year deals, an increase in accounts receivable due to the timing of receipts of payments from customers, a decrease in accounts payable due to timing of cash disbursements and a change in income taxes payable to income taxes receivable, partially offset by an increase in accrued expenses and other liabilities due to the timing of cash disbursements, including commissions and bonuses, and an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services.
During the nine months ended September 30, 2020, cash provided by operating activities was $34.4 million, which consisted of a net loss of $6.1 million, adjusted by non-cash charges of $58.3 million and a net decrease of $17.9 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $13.8 million, amortization of debt discount and issuance costs of $13.3 million, amortization of contract acquisition costs of $10.1 million, provision for credit losses of $0.4 million, stock-based compensation of $21.2 million, a net decrease in operating leases of $0.3 million and a net decrease in deferred taxes of $0.1 million. The decrease in our net operating assets and liabilities was $17.9 million as a result of an increase in prepayments and other assets, an increase in deferred contract acquisition costs which has accelerated as subscription sales continue to grow and a change in income taxes payable to income taxes receivable, partially offset by a decrease in accounts receivable due to the timing of receipts of payments from customers, an increase in accounts payable due to timing of cash disbursements, an increase in accrued expenses and other liabilities due primarily to accrual of additional bonuses and withholdings of Employee Stock Purchase Plan (the "ESPP") contributions, and an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services.
Cash Flows from Investing Activities
During the nine months ended September 30, 2021, cash used in investing activities was $73.9 million, consisting primarily of $71.0 million of cash paid for business acquisitions, net of cash acquired, and $2.9 million for purchases of property and equipment.
During the nine months ended September 30, 2020, cash used in investing activities was $2.4 million, consisting primarily of purchases of property and equipment.

Cash Flows from Financing Activities
During the nine months ended September 30, 2021, cash used in financing activities was $3.3 million, consisting of $10.2 million of payments upon the partial conversion of the Notes and $4.3 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers, partially offset by $5.2 million of proceeds from issuance of equity related to shares issued pursuant to the ESPP and $6.0 million of proceeds from exercise of stock options.
During the nine months ended September 30, 2020, cash provided by financing activities was $7.9 million, consisting of $4.9 million of proceeds from exercise of stock options and $3.5 million of proceeds from issuance of equity related to shares issued pursuant to the ESPP, partially offset by $0.4 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers.
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
Recent Accounting Pronouncements
With the exception of the adoption of ASU 2020-06, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in the Annual Report. See Note 1 “Description of Business and Summary of Significant Accounting Policies” in our notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.
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
Interest Rate Risk
We had cash and cash equivalents and restricted cash of $428.6 million as of September 30, 2021, which are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. As of September 30, 2021, we do not believe a hypothetical 10% relative change in interest rates would have a material impact on the value of our cash equivalents.
We did not have any investments in marketable securities as of September 30, 2021.

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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risk related to operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound, Euro, Israeli shekel, Indian rupee, Australian dollar, Singapore dollar and Canadian dollar. As of September 30, 2021, our cash and cash equivalents included $6.8 million held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net, on our unaudited condensed consolidated statements of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), to allow timely decisions regarding disclosure. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on such evaluation, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2021, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and $1.8 million of such proceeds to pay a related prepayment premium; the remaining net proceeds are held in cash and have not been deployed.

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

SailPoint Technologies Holdings, Inc.

Date: November 9, 2021	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer

Date: November 9, 2021	By:	/s/ Cam McMartin
Cam McMartin
Interim Chief Financial Officer