Form 10-K
period 2021-12-31
Sailpoint Technologies Holdings, Inc.
filed 2022-02-28
CIK 1627857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-K
________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
On June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock, par value $0.0001 per share, held by non-affiliates of the Registrant was approximately $4.7 billion, based upon the closing price on the New York Stock Exchange on such date.
The registrant had 93,840,221 shares of common stock outstanding as of February 22, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this Annual Report on Form 10-K (this “Form 10-K”). Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements included in this Annual Report, other than statements of historical fact, are forward-looking statements. This includes statements regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions.
You should not rely upon forward-looking statements as predictions of future events or place undue reliance thereon. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections, in light of currently available information, about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

PART I
ITEM 1. BUSINESS
Overview
SailPoint Technologies Holdings, Inc. (“SailPoint,” the “Company,” “our” or “we”) is the leading provider of enterprise identity security solutions. SailPoint's business was built by a team of visionary industry veterans to address the complex enterprise identity security challenge. For the modern enterprise, securely connecting the right people to the right technology is incredibly complex and has moved well beyond human capacity alone. SailPoint's autonomous approach helps organizations easily discover, manage and secure all identities (both human and non-human software bots) and their access to technology resources, all done at the speed and scale their business demands.
We strive to meet our customers where they are, offering both software as a service (“SaaS”) and software platforms, which provide organizations visibility and the intelligence required to both seamlessly empower users and securely manage their access to systems, applications and data across hybrid information technology (“IT”) environments, spanning on-premises and cloud applications and file storage platforms. We help customers enable their businesses with more agile and frictionless IT, streamline and accelerate the delivery of access to their businesses, enhance their security posture and better meet compliance and regulatory requirements. Our customers include many of the world’s largest and most complex organizations, including commercial enterprises, financial institutions and governments.
Organizations globally are investing in technologies such as cloud computing, artificial intelligence (“AI”) and machine learning (“ML”) to improve employee productivity, business agility and competitiveness. Today, enterprise environments are more open and interconnected with their business partners, contractors, vendors and customers. Business users have driven a dramatic increase in the number of applications and amount of data that organizations need to manage, much of which sits beyond the traditional network perimeter. Because of these trends, the attack surface is expanding while well-funded cyber attackers, in some cases sponsored by nation-states, have significantly increased the frequency and sophistication of their attacks. As a result, IT professionals need to manage and secure increasingly complex hybrid IT environments within these extended enterprises.
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
We believe that our identity security platform is a critical, foundational layer of a modern enterprise security strategy, which increasingly leverages a zero-trust approach for securing access. Open architecture allows our platform to complement and build upon traditional perimeter- and endpoint-centric security solutions, which we believe on their own are increasingly insufficient to secure organizations, and their applications and data. We deliver an identity security platform that forms a holistic view of the enterprise's identities, both human and non-human, and their access to all applications, data and infrastructures. In combination with our technology partners, we create identity awareness throughout our customers’ environments by providing valuable insights into, and incorporating information from, a broad range of enterprise software and security solutions. Our identity security platform provides a system of record for digital identities across our customers’ IT environments while allowing them to remain agile and competitive. Our adaptable solutions integrate seamlessly into existing technology stacks, allowing organizations to maximize the value of their technology investments. Our professionals work closely with customers throughout the implementation lifecycle, from documentation to development to integration.
Our solutions harness the power of AI and ML to deliver the intelligence, automation and integration needed to easily manage access across the largest, most complex cloud enterprises worldwide. Our go-to-market strategy consists of both direct sales and indirect sales through resellers and system integrators. Our mature system integrator channel includes global consultants such as Accenture, Deloitte, Ernst & Young (“EY”), KPMG and PricewaterhouseCoopers (“PwC”), all of whom have dedicated SailPoint practices, with some dating back more than 10 years.

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
•Further penetrating our existing customer base. Our customer base of 2,259, as of December 31, 2021, provides a significant opportunity to drive incremental sales. Our customers have the flexibility to start with a single use case or project and expand over time. As they realize the value of their investment, new use cases and deployments are identified, allowing us to sell more products to existing customers and to expand the number and types of identities, including non-human and machine identities, and governed systems we cover within their organizations. This is especially true when it comes to our new and expanded SaaS offerings, including AI and cloud governance. We believe strong customer satisfaction is fundamental to our ability to expand our customer relationships.
•Continuing to invest in our platform. Innovation is a core part of our culture. We believe we have established a reputation as a technology leader and innovator in identity security. We intend to continue investing, particularly in our SaaS offerings, to extend our position as the leader in identity security by developing or acquiring new products and technologies.
•Leveraging and expanding our network of partners. Our partnerships with global system integrators, such as Accenture, Deloitte, EY, KPMG and PwC, and resellers have helped us extend our reach and serve our customers more effectively. We see a significant opportunity to offer comprehensive solutions to customers by collaborating with adjacent technology vendors. We intend to continue to invest in our partnership network as their influence on our sales is vital to the success of our business.
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
•Continuing to expand our global presence. We believe there is significant opportunity to grow our business internationally. Enterprises around the world are facing similar operational, security and compliance challenges, driving the need for identity governance. We have personnel in 18 countries and customers based in 65 countries as of December 31, 2021, and we generated 31% of our revenue outside of the United States in 2021. We plan to leverage our existing strong relationships with global system integrators and channel partners to grow our presence in Europe, Asia Pacific and other international markets.
Product, Subscription, and Support Offerings
We deliver an integrated set of solutions to address identity security challenges for the modern enterprise. This set of solutions delivers an intelligent and streamlined approach to discover, manage and secure technology access across the modern enterprise. This provides the comprehensive visibility needed to keep pace with the changing dynamics of the enterprise environment today without sacrificing security or enablement in the process.
Our solutions deliver governance across the hybrid enterprise, extending from the mainframe to the cloud. We provide over 100 out-of-the-box connectors to enterprise applications environments such as SAP, Workday and ServiceNow, which automate the collection, analysis and provisioning of identity data. We also provide governance over infrastructure components, such as mainframes, operating systems, directories, databases and data storage solutions, and over vertical solutions, such as Epic in the healthcare provider market. Our identity security solutions take advantage of AI and ML technologies, delivering actionable insights and recommendations that reduce the risk associated with technology access. These technologies also accelerate the deployment and administration of our identity security solutions for customers. Given that the complexities of managing the security of all identities across all technology access points have far exceeded human capacity alone, this type of intelligent and streamlined approach is required to properly secure the modern enterprise today.
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
IdentityNow
IdentityNow is our cloud-based, multi-tenant identity security platform, which is delivered as a SaaS subscription offering. IdentityNow provides customers with a set of fully integrated services for compliance, provisioning and password management for applications and data hosted on-premises or in the cloud. IdentityNow meets the most stringent identity security requirements and provides enterprise-grade services that meet scalability, performance, availability and security demands. IdentityNow enables organizations to:
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
SailPoint Identity Services
SailPoint Identity Services are delivered as multi-tenant SaaS subscription services and are designed to integrate and extend IdentityNow and IdentityIQ. We package and price SailPoint Identity Services individually. The current list of SailPoint Identity Services includes:
•Access Insights: collects a wealth of identity information, turns that information into actionable insights and provides business-oriented dashboards and reports to track the effectiveness of customers’ identity programs;
•Access Modeling: uses AI and ML to suggest roles based on similar access between users and gives customers insights to confirm the correct access for each role;
•Access Risk Management: our cloud‐based access controls solution that enables customers to manage their risk by automating access controls for business applications with complex security requirements;
•Cloud Access Management: uses AI and ML to automatically learn, monitor and secure access to cloud infrastructure;
•Recommendation Engine: uses AI and ML, peer group analysis, identity attributes and access activity to help customers decide whether access should be requested, granted or removed; and
•SaaS Management: our cloud‐based solution that helps customers discover, manage and secure their SaaS applications.
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
Recommendation Engine
The patented Recommendation Engine leverages AI and ML technologies to automate mundane tasks and provide our identity platform users with insights in order to make more informed decisions. Based on identity information and attributes collected, the Recommendation Engine identifies and classifies access as acceptable or risky, along with the reasons for those classifications. These recommendations are visually presented to users reviewing access, so they can quickly, and efficiently, make decisions. Recommendations can also be used to automatically approve acceptable access.
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
Open and Integrated Identity Platform
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
Customers
As of December 31, 2021, we have 2,259 customers based in 65 countries. In the year ended December 31, 2021, we generated 31% of our revenue outside of the United States. As of December 31, 2021, our revenue did not materially depend on any single customer.

Sales and Marketing
Sales
We sell our platform through our direct sales organization, which is comprised of field and inside sales personnel, as well as through channel partners. Our sales strategy often reflects a “land-and-expand” business model, in which our initial deployment with a new customer typically addresses a limited number of use cases within a single business unit. Such initial deployments frequently expand across departments, divisions and geographies through a need for additional users, increased usage or extended functionality. As we expand our portfolio of offerings within our platform, we execute a growing number of “solution” deals that include more than one of our products in the initial transaction.
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
Marketing
Our marketing strategy is focused on the following core areas: driving strong global brand awareness and differentiation for SailPoint, leveraging digital marketing tools to engage and educate our buyers, and creating a strong and “tuned in” pipeline for our sales force. Our data-driven digital approach to marketing is tightly aligned to the needs of our addressable market and provides agility to leverage market opportunities in a targeted and timely fashion. Our awareness and educational efforts focus on branding and awareness campaigns, digital and content marketing, public and analyst relations, social media engagement and influencer relations, and thought leadership including blogs and bylines. Engagement programs include digital campaigns and webinars, customer-submitted peer reviews, and virtual/hybrid events such as Navigate, while pipeline maturation focuses on customer and executive advisory boards and round tables. Pipeline generation and maturation efforts focus on efficiently and effectively moving targeted accounts through their buyer’s journey and through the SailPoint pipeline. While digital marketing efforts are managed centrally and regionally, engagements programs are run in our three major geographies: (i) the Americas, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) Asia-Pacific (“APAC”). Audiences for such events are typically IT and security professionals, including chief information officers and chief information security officers. Our global virtual Navigate user conferences demonstrate our strong commitment to enabling our customers to succeed, while also serving as an opportunity to create pipeline for new sales to prospective customers and additional sales to existing customers.
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
Maintenance and Customer Support
Our customers receive one year of software maintenance and support as part of their initial purchase of our on-premises offerings and may renew their maintenance and support agreement following the initial period. Our cloud-based offerings include customer support. For our on-premises offerings, our maintenance provides customers with the right to receive major releases of their purchased solutions, maintenance releases and patches and access to our technical support services during the term of the agreement. We provide customers of our cloud-based offerings with technical support services and all aspects of infrastructure support. We maintain a customer support organization, which includes experienced, trained engineers who provide 24x7x365 support for critical issues. Customers receive contractual response times, telephonic support and access to online support portals. Our customer support organization has global capabilities, a deep expertise in our solutions and, through select support partners, is able to deliver support in multiple languages.
Customer Success Management
Our customer success strategy centers around our investment in, and ownership of, the post-sale experience for our customers. Every customer has access to our team of Customer Success Managers (“CSMs”), whose goal is to help customers achieve their desired return on investment and business results. Through proactive and regular engagements, the CSM team endeavors to keep every customer satisfied and help them use their SailPoint products or services optimally. When necessary, the CSM coordinates cross-departmental resources to remove any barrier to success. In addition, our customer success team utilizes customer data to identify and present any cross-sell or upsell solutions aligned to a customer’s business objectives, thereby contributing to revenue expansion and increased product penetration. By proactively managing customer relationships, our CSM team nurtures client advocates, who become a powerful asset in closing new business.
Partnerships and Strategic Relationships
As a core part of our strategy, we have cultivated strong relationships with partners to help us increase our reach and influence, while providing a broader distribution of our identity security services. We have developed a large partner network consisting of technology partners, system integrators, a growing network of value-added resellers and our alliance partners (Accenture, Deloitte, EY, KPMG and PwC). In 2021, approximately 76% of our new customer transactions involved our partner network. We believe that our extensive partnership network enables us to provide the most complete identity security solution to our customers.
Technology Partners
We have partnered with industry leaders across a spectrum of technologies that enable organizations to integrate their entire security, mobility, cloud, and applications infrastructure into our platform so that breaches can be better identified, mitigated and contained, and operations can be streamlined. We believe that solutions from companies such as Amazon Web Services (“AWS”), CyberArk, Microsoft, SAP, ServiceNow and Workday that are plugged into our open identity platform through APIs provide our customers value-added capabilities to build an identity-aware enterprise.
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
Value-Added Resellers
Value-added resellers bring product expertise and implementation best practices to our customers globally. They provide vertical expertise and technical advice in addition to reselling or bundling our software. Many of our reseller partners have been trained to demonstrate and promote our identity platform. Our reseller channel ranges from large companies to regional resellers in our markets and territories. Our reseller program is designed to scale growth, help generate new opportunities, optimize customer experience and increase profitability as well as sales efficiency.
System Integrators
We partner with many large and global system integrators. We have partnerships with global advisory firms such as Deloitte, EY, KPMG, and PwC, with global system integrators such as Accenture, and with many regional system integrators in all three of our geographies. The focus of our system integrators program is to deliver pipeline growth and bookings, to help partners drive self-sufficiency and to foster transparency and collaboration through shared assets and resources. We have implemented joint business controls and metrics that provide a platform for discussion and partnership development and help us optimize our program and unified value proposition.
Research and Development
Innovation is one of our core values, and it is at the heart of how we think and do business. We believe ongoing and timely development of new products and features is imperative to maintaining our competitive position. We continue to invest in both our cloud and on-premises solutions. Additionally, we will be opportunistic in leveraging technology acquisitions. As of December 31, 2021, our research and development team had 468 employees.
Competition
We operate in a highly competitive market characterized by constant change and innovation. Our competitors include large enterprise software vendors that offer identity solutions within their product portfolios, pure play identity vendors (including new market entrants) and vendors with whom we have not traditionally competed but may either introduce new products or incorporate features into existing products that compete with our solutions.
We believe the principal competitive factors in our market include:
•Comprehensiveness of visibility to which identities have access to what across cloud and on-premises applications and data repositories;
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
We control access to and use of our product solutions and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright and trade secret laws. We have 47 issued patents and 27 patent applications pending in the United States relating to certain aspects of our technology. Additionally, we have three issued patents and two patent applications pending internationally. The expiration dates of our issued patents range from 2024 to 2041. See Item 1A. “Risk Factors” in this Annual Report for information regarding potential risks associated with our intellectual property and our ability to protect it.
Human Capital Management
We believe that our success as a company is strongly linked to our core values:
•Innovation – developing creative solutions to real challenges;
•Integrity – delivering on the commitments we make;
•Impact – measuring and rewarding results, not activity; and
•Individuals – valuing every person at SailPoint.

These values are cornerstones of our organizational culture. Our human capital strategy includes team member engagement efforts, career development and training opportunities and other programs designed to attract and retain top talent.
It is critical to engage our team members to maintain a positive culture, and our annual global employee engagement survey helps us evaluate our efforts in light of our core principles. Overall team member satisfaction reached 90% each of the last four years that we conducted this survey, and over the last 10 years, organizations such as the Austin Business Journal, Fortune, and Glassdoor have recognized SailPoint as a “best place to work.” We focus on ensuring that our diversity, inclusion and belonging efforts create and maintain a positive culture in which all team members can succeed and thrive. Those efforts include implementing focused training on recognizing and removing bias from our recruitment process, broadening our talent pool through diversity-focused talent acquisition vendors, conducting pay equity reviews during our merit and equity planning process and designing other programs to improve indicators related to inclusion and equity in our workforce.
Our training and development efforts, built around our core values, are another key part of our human capital strategy. Our leaders go through specific training to ensure they are leading their teams with our values at the forefront of the decisions they make. Our annual performance review process allows team members to engage in meaningful discussions with their managers about their performance and development goals. Additionally, our managers assess the growth potential of each team member through a standardized evaluation process, which provides actionable outputs to help develop and retain our high-potential employees. We also enable our team with regular interactive sessions covering a wide range of topics including interrupting unconscious bias, wellness, local volunteering opportunities, and best practices to use our latest technologies and work in a hybrid environment more effectively. Through these and other training efforts, we support the development of our crew members in a way that promotes our growth and innovation.
Offering a competitive compensation and benefits package is a critical part of our effort to attract and retain top talent. In addition to competitive base salaries, we offer team members comprehensive health, welfare, income protection and long-term savings benefits, the opportunity to participate in our Employee Stock Purchase Plan, and incentive equity compensation and incentive cash plans for eligible team members. Total compensation is designed to align with SailPoint’s business objectives and financial goals, and pay is differentiated for individuals based on relevant experience, impact, relative internal value and company performance. Variable compensation delivers pay aligned with company and individual performance, with more pay at risk at more senior levels. Leadership regularly discusses compensation and benefits strategies with the compensation committee of our board of directors.
As we work to execute our growth strategy, as described above, we continue to invest in human capital resources that will sustain and fuel that growth. As of December 31, 2021, we had a total of 1,676 employees, including 468 involved in research and development activities, 666 in our sales and marketing organization, 343 in professional services and customer support, and 199 in general and administrative activities. As of December 31, 2021, approximately 29% of our employees were located outside of the United States. Ensuring that we have the right people in the right positions is essential to our strategy for sustained growth.
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
Domestically, California enacted the California Consumer Privacy Act (the “CCPA”) which took effect on January 1, 2020, creating additional new consumer privacy rights, and providing for both civil penalties as well as a private right of action for data breaches. The California Privacy Rights Act (the “CPRA”), which expands the CCPA, was passed in November 2020. The CPRA will go into effect January 1, 2023 and provides for additional consumer privacy rights, increased penalties, and establishes a new dedicated California data protection regulator with rule-making and audit authorities. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Additional states have passed privacy laws, such as the Virginia Consumer Data Protection Act and the Colorado Privacy Act, both of which are similar to the CCPA. The CCPA imposed additional regulatory risks and burdens on our company. Additional resources will be required to respond to these changes in the law and coming regulations, including to implement new internal and customer supporting compliance procedures, and potentially to offer new product features to respond to data protection requirements or related market trends.

Also domestically, the Health Insurance Portability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations (“HIPAA”), imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to “business associates.” We function as a business associate for certain of our customers that are HIPAA-covered entities and service providers and, in that context, we are regulated as a business associate for the purposes of HIPAA. The HIPAA-covered entities and service providers to which we provide services require us to enter into HIPAA-compliant business associate agreements with them. These agreements impose stringent data security obligations on us. Modifying the already stringent penalty structure that was present under HIPAA prior to HITECH, HITECH created four new tiers of civil monetary penalties and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
In jurisdictions outside of the United States, we may face heightened data protection and privacy requirements. For example, our business is subject to the UK General Data Protection Regulation (the “UK GDPR”) and the European Union (the “EU”) General Data Protection Regulation (the “EU GDPR” and, together with the UK GDPR, the “GDPR”), as we sell our solutions in both the United Kingdom and the European Economic Area (the “EEA”). Among other things, the GDPR regulates the collection, use and disclosure of certain personal data, including the transfer of personal data to third countries, such as the United States. In July 2020, the Court of Justice of the European Union (the “CJEU”) in its Schrems II ruling invalidated the EU-U.S. Privacy Shield framework, a self-certification mechanism that facilitated the lawful transfer of personal data from the EEA to the United States, with immediate effect. The CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data, but companies relying on SCCs will need to carry out a transfer privacy impact assessment, which among other things, assesses laws governing access to personal data in the recipient country and considers whether supplementary measures that provide privacy protections additional to those provided under SCCs will need to be implemented to ensure an ‘essentially equivalent’ level of data protection to that afforded in the EEA. The GDPR also imposes significant fines and penalties for non-compliance and serious violations of certain requirements, and the GDPR and other international data protection laws are subject to differing interpretations.
See Item 1A. “Risk Factors” in this Annual Report for information regarding potential risks associated with these and other government regulations and our ability to comply therewith.
Corporate Information
Our principal executive offices are located at 11120 Four Points Drive, Suite 100, Austin, Texas 78726, and our telephone number at that address is (512) 346-2000. Our website address is www.sailpoint.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report and inclusions of our website address in this Annual Report are inactive textual references only.
The SailPoint design logo and our other registered or common law trademarks, service marks or trade names appearing in this Annual Report are the property of SailPoint Technologies, Inc., our wholly-owned subsidiary. Other trademarks and trade names referred to in this Annual Report are the property of their respective owners.
Available Information
Our website is located at https://www.sailpoint.com, and our investor relations website is located at https://investors.sailpoint.com. The information posted on our website is not incorporated into this Annual Report. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You may also access all of our public filings through the SEC’s website at https://www.sec.gov.
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

ITEM 1A. RISK FACTORS
The nature of the business activities conducted by the Company subjects it to certain hazards and risks. The following is a summary of some of the material risks relating to the Company’s business activities. Other risks are described in Part I, Item 1. “Business—Competition,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Liquidity and Capital Resources” and Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.” These risks are not the only risks facing the Company. The Company’s business could also be affected by additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial. If any of these risks actually occurs, it could materially harm the Company’s business, financial condition or results of operations and impair the Company’s ability to implement business plans. In that case, the market price of the Company’s common stock could decline.
Risks Related to Our Financial Performance and Results
Since our inception, except for the year ended December 31, 2018, we have incurred net losses and we may not be able to generate sufficient revenue to achieve and sustain profitability.
Since our inception, except for the year ended December 31, 2018, we have incurred net losses, including a net loss of $61.6 million for the year ended December 31, 2021. We cannot assure you that we will achieve profitability in the future or that we would be able to sustain profitability. We expect our operating expenses to continue to increase as we continue to expand our sales and marketing efforts, invest in research and development, particularly for our cloud-based solutions, and expand our operations in existing and new geographies and vertical markets. Further, we expect our revenue growth rate to continue to be materially adversely impacted by our shift to subscription-based arrangements. As a result, we do not know when we will achieve profitability, and it is possible that we continue to sustain net losses for a period.
We have experienced rapid growth in recent periods, and our recent growth rates may not be indicative of our future growth.
We have experienced rapid growth in recent years. Our revenue grew from $288.5 million to $439.0 million from the year ended December 31, 2019 to the year ended December 31, 2021. In future periods, we may not be able to sustain revenue growth consistent with recent history, or at all. We believe our revenue growth depends on a number of factors, including (i) our ability to attract new customers and retain and increase sales to existing customers; (ii) our ability to, and the ability of our channel partners to, successfully deploy and implement our solutions, increase our existing customers’ use of our solutions and provide our customers with excellent customer support; (iii) our ability to develop our existing solutions and introduce new solutions; (iv) our ability to hire and retain substantial numbers of new sales and marketing, research and development and general and administrative personnel, and expand our global operations; and (v) our ability to increase the number of our technology partners.
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
To continue to grow our business, it is important that we continue to acquire new customers to purchase and use our solutions. Our success in adding new customers depends on numerous factors, including our ability to (i) offer a compelling identity security platform and solutions, (ii) execute an effective sales and marketing strategy, (iii) attract, effectively train and retain new sales, marketing, professional services and support personnel in the markets we pursue, (iv) develop or expand relationships with channel partners, including systems integrators, resellers and technology partners, (v) expand into new geographies and vertical markets, (vi) deploy our platform and solutions for new customers and (vii) provide quality customer support once deployed. As a result of the COVID-19 pandemic, we shifted all customer events to virtual-only experiences in 2020. In 2021, we resumed certain in-person and hybrid events, but we expect that for the foreseeable future some of our customer events will be virtual-only or hybrid experiences. Although the level of attendance at our virtual-only and hybrid events has been generally consistent with or greater than our in-person events, it is possible that the level of prospective customer engagement, and thus conversion into sales, is lower at such events.
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
We and our third-party service providers have in the past experienced, and may in the future experience, performance issues due to a variety of factors, including infrastructure changes, human or software errors, website or third-party hosting disruptions or capacity constraints due to a number of potential causes including technical failures, cyber-attacks, security incidents, natural disasters or fraud. We have also been the target of distributed denial-of-service attacks and other cybersecurity attacks that attempt to disrupt our services. If our or our third-party service providers’ products or solutions or corporate security are compromised, our website, professional services, customer support or SaaS solutions are unavailable, or there are flaws in our ML and AI processes, our business could be negatively affected. Moreover, if our security measures, products, services or third-party service providers are subject to cyber-attacks that degrade or deny the ability of users to access our website or other products or services, our products or services may be perceived as insecure, and we may incur significant legal and financial exposure. In particular, our cloud-based products may be especially vulnerable to interruptions, performance problems or cyber-attacks. Furthermore, our solutions may not help detect situations in which a valid user identity has been compromised, for example as part of a highly sophisticated cyberattack of the type described below. If we, our third-party service providers, our partners or one or more customers were to suffer a highly publicized breach, even if our platform and solutions perform effectively, such a breach could cause our customers or potential customers to lose trust in our identity governance platform in general, which could cause us to suffer reputational harm, lose existing commercial relationships and customers or deter them from purchasing additional solutions and prevent new customers from purchasing our solutions. Highly publicized cybersecurity events have heightened consumer, legislative and regulatory awareness of these kinds of cybersecurity risks, while further emboldening individuals or groups to target IT systems more aggressively, highlighting the vulnerability of IT supply chains.
We continue to invest in the personnel, infrastructure and third-party best practice software solutions and services necessary to mitigate these risks. However, if we are unable to attract and retain personnel with the necessary cybersecurity expertise, or fail to implement sufficient safeguarding measures, we may not be able to prevent, detect, and mitigate potentially disruptive events which could occur in the future. In some instances, we may not be able to identify the cause or causes of these events within an acceptable period of time. Even with these investments, we may not be able to stop a complex and sophisticated cyberattack. Such attacks can be particularly difficult to prevent or fully mitigate when they occur in the supply chain. If we are or become a target of such an attack, we may not be able to prevent, detect and mitigate such an attack, which could cause disruptions in service or other performance problems, hurt our reputation and our ability to attract new customers and retain existing customers, and damage our customers’ businesses.
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
Our operations involve transmission and processing of our customers' and their employees’ confidential, proprietary and sensitive information including, in some cases, personally identifiable information. We have legal and contractual obligations to protect the confidentiality and appropriate use of customer data. Despite our security measures, our and our third-party service providers' information technology and infrastructure may be vulnerable to security risks, including unauthorized access to, use or disclosure of customer data, theft of proprietary information, employee error or misconduct, denial of service attacks, loss or corruption of customer data, and computer hacking attacks or other cyber-attacks subsequently originated from our infrastructure. Such events could expose us to substantial litigation expenses and damages, indemnity and other contractual obligations, government fines and penalties, mitigation expenses and other liabilities. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until successfully launched against a target, we and our third-party service providers may be unable to anticipate these techniques or reasonably implement adequate preventative measures. For example, we may not be able to stop a complex and sophisticated cyberattack of the type described in the risk factor above. If an actual or perceived breach of our or our third-party service providers' security occurs, the market perception of the effectiveness of our security measures could be harmed, our brand and reputation could be impacted, we could lose potential sales and existing customers, our ability to operate our business could be impaired, and we may incur significant liabilities. Moreover, failure to maintain effective internal accounting controls related to data security breaches and cybersecurity in general could impact our ability to produce timely and accurate financial statements and could subject us to regulatory scrutiny.
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
A wide variety of domestic and foreign laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, disposal and other processing of personal data. In particular, we function as a HIPAA “business associate” for certain of our customers and, as such, are subject to strict privacy and data security requirements. We are also subject to the GDPR. These and other applicable data protection and privacy-related laws and regulations are evolving and may result in regulatory and public scrutiny and escalating levels of enforcement and sanctions. See Part I, Item 1. “Business—Government Regulations” for more information. Our failure to comply with contractual obligations or applicable laws and regulations, or to protect any personal or other customer data, could result in enforcement actions against us, including regulatory fines or other civil or criminal liability, as well as claims for damages, contractual or otherwise, by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could adversely affect our business, operating results, financial performance and prospects.
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
Risks Related to Our Strategy and Competition
A shift in our business from selling perpetual licenses to selling SaaS and term licenses could materially and adversely affect our financial condition, operating results and liquidity, and our business, financial condition, operating results and prospects could be materially and adversely affected if we fail to successfully manage this shift.
We believe enterprises are increasingly embracing the cloud to house their critical security infrastructure. As a result, a growing number of enterprises are changing their approach to identity security and now prefer SaaS in place of purchasing software via a license and independently operating their identity infrastructure. Our current product strategy reflects our belief in this industry shift. In connection with this transition, as we sell more subscription-based arrangements, our license revenue has been and will likely continue to be negatively impacted.
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
Our business has experienced significant growth and is becoming increasingly complex. We increased the number of our employees from 1,168 at December 31, 2019 to 1,676 at December 31, 2021. We have also experienced growth in the number of customers of our solutions from 1,469 at December 31, 2019 to 2,259 at December 31, 2021. We expect this growth to continue and for our operations to become increasingly complex. To effectively manage this growth, we have made and plan to continue to make substantial investments to improve our operational, financial and management controls as well as our reporting systems and procedures. Our success will depend in part on our ability to manage this complexity effectively without undermining our corporate culture, which we believe has been central to our success. If we are unable to manage this complexity, our business, operations, operating results and financial condition may suffer.
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
At December 31, 2021, we had customers in 65 countries and personnel in 18 countries, and we intend to continue expanding our international sales and marketing operations. Conducting international operations requires significant management attention and financial resources and subjects us to risks that we do not generally face in the United States. These risks include: (i) heightened risks of unethical, unfair or corrupt business practices, actual or claimed, in certain geographies and of improper or fraudulent sales arrangements; (ii) political instability, war, armed conflict or terrorist activities; (iii) public health issues, including outbreaks of contagious diseases or illnesses; (iv) currency fluctuations; (v) laws imposing heightened restrictions on data usage and increased penalties for failure to comply with applicable laws, particularly in the EU; (vi) risks associated with trade restrictions and foreign import requirements; (vii) potentially different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues; (viii) management communication and integration problems resulting from cultural differences and geographic dispersion; (ix) increased turnover of international personnel as compared to our domestic operations; (x) potentially adverse tax consequences, including multiple and possibly overlapping tax structures, the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates; (xi) changes in global trade policies, such as the United Kingdom’s exit from the EU, trade disputes and increased tariffs between the United States and China, or other political, cultural or economic developments; (xii) greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods; (xiii) the uncertainty and limitation of protection for intellectual property rights in some countries; and (xiv) increased financial accounting and reporting burdens and complexities. We have employees and contractors in locations throughout Europe and Asia. If the global effect of Russia’s recent invasion of Ukraine and the ensuing armed conflict escalates or expands, our ability to conduct business in these regions could be adversely impacted, potentially resulting in delays to product development, sales and marketing, and other key business functions. Additionally, in light of reports of an increase in Russian cyber-attacks in connection with the current armed conflict, we may face a heightened risk of state-sponsored cyber-attacks in the near term.
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
Our charter and bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include: (i) a classified board of directors with three-year staggered terms; (ii) removal of directors only for cause; (iii) the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval; (iv) allowing only our directors to fill vacancies on our board of directors; (v) a prohibition on stockholder action by written consent; (vi) the requirement that a special meeting of stockholders may be called only by or at the direction of our board of directors; (vii) the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our charter relating to the management of our business (including our classified board structure) or certain provisions of our bylaws; (viii) the ability of our board of directors to amend the bylaws; (ix) advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting; and (x) a prohibition of cumulative voting in the election of our board of directors. Our charter also contains a provision that provides us with protections similar to Section 203 of the Delaware General Corporation Law (the “DGCL”), and prevents us from engaging in a business combination, such as a merger, with an interested stockholder (i.e., a person or group who acquires at least 15% of our voting stock) for a period of three years from the date such person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner.

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
Our success has depended, and continues to depend, on the efforts and talents of our senior management team and key employees, including our engineers, product managers, sales and marketing personnel and professional services personnel. Our future success will also depend upon our continued ability to identify, hire and retain additional skilled and highly-qualified personnel, which will require significant time, expense and attention. Competition for such highly-skilled personnel is intense, and we may need to invest significant amounts of cash and equity to attract and retain new employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, or if we lose one or more members of our senior management team, our business, operating results and prospects could be adversely affected.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, including the determination of stand-alone selling price, the expected period of benefit for our deferred contract acquisition costs, income taxes, the carrying value of accounts receivable, and the valuation, estimated useful lives and impairment of intangible assets and goodwill arising from business combinations. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.
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
We have historically relied on the availability of some amount of debt financing. Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the $389.8 million aggregate principal amount of 0.125% convertible senior notes due 2024 (the “Notes”) and any future borrowings under our credit facility, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control, including the factors described in this “Risk Factors” section. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms. In addition, our credit facility and any of our future debt agreements may contain restrictive covenants that prohibit us from adopting any of these alternatives.
The terms, conditions and restrictions contained in our credit agreement and our convertible notes and related capped call transactions (the “Capped Call Transactions”) could expose us to risks that could adversely affect our liquidity and financial condition or otherwise adversely affect our operating results.
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
The conditional conversion feature of the Notes has been triggered during certain quarters and may be triggered in future quarters, entitling holders of the Notes to convert the Notes at any time during specified periods at their option. We have received, and we may in the future receive, requests from holders to convert all or a portion of their Notes (for more information, see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”). To the extent that we elect to settle a portion or all of our conversion obligation through the payment of cash, this could adversely affect our liquidity. The conversion of some or all of the Notes will also dilute the ownership interests of existing stockholders to the extent we satisfy our conversion obligation by delivering shares of our common stock upon any conversion of such Notes. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. The Notes were classified as current liabilities on the consolidated balance sheet as of December 31, 2021.
In connection with the pricing of the Notes, we entered into the privately negotiated Capped Call Transactions that are intended to reduce the potential dilution to our common stock upon any conversion of the Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted Notes. The unwinding of such Capped Call Transactions in connection with a conversion of some or all of the Notes could adversely affect the value of our common stock.
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
The emergence of the novel coronavirus as a global pandemic in late 2019 and the devastating effects of COVID-19 throughout 2020 and 2021 and into 2022 have caused substantial disruption to populations, including markets and economies, worldwide. Governments and public health officials continue to recommend and impose significant regulations and restrictions designed to protect human life, but which have simultaneously had (and are expected to continue to have) serious adverse impacts on domestic and foreign economies. As new variants of the coronavirus continue to emerge with varying effects around the world, it remains difficult to predict the scope and duration of the effects of the coronavirus. While we believe that the pandemic has not had an immediate material adverse impact on our financial performance, our business may yet be negatively impacted by the COVID-19 pandemic as the duration of the pandemic and the scope of its effects ultimately remain unknown.
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

The duration and extent of the impact from the COVID-19 pandemic depends on future developments, including the effectiveness and acceptance of vaccinations and therapeutics as they are developed and distributed and the nature and number of variants of the coronavirus that emerge, that cannot be accurately predicted at this time. If we are not able to respond to and manage the impact of such events effectively, our business will be harmed. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in these “Risk Factors,” such as those relating to our financial performance and debt obligations.
The impact of various tax laws and regulations, including our failure to comply therewith, could have a negative impact on our operating results and financial condition.
We are subject to tax laws and regulations, both in the United States and internationally, which are complex and may change over time. Compliance with such laws and regulations may have negative impacts on our operating results and financial condition, and our efforts to comply in a timely manner may prove inadequate. For example, (i) comprehensive U.S. federal tax reform legislation could adversely affect our business and financial condition; (ii) changes in existing financial accounting standards or practices, or taxation rules or practices, may harm our operating results; (iii) our business may be subject to additional obligations to collect and remit sales tax, value-added and other taxes, and we may be subject to tax liability for past sales; (iv) our corporate structure and intercompany arrangements are subject to the tax laws of various jurisdictions, and we could be obligated to pay additional taxes, which would harm our operating results; and (v) our ability to use net operating losses and other tax attributes to offset future taxable income may be subject to certain limitations. Additionally, forecasting our estimated annual effective tax rate for financial accounting purposes is complex and subject to uncertainty, and there may be material differences between our forecasted and actual tax rates. Any of these circumstances could have a material impact on our results of business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters in Austin, Texas consists of 164,818 square feet of space under a lease that expires in April 2029. We also have additional office space under traditional leases in Pune, India, Tel Aviv, Israel, and London, United Kingdom and under coworking arrangements in various locations in North America, Europe and APAC.
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
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed and traded on the New York Stock Exchange under the symbol “SAIL.”
Holders of Record
As of February 22, 2022, there were 19 holders of record of our common stock including Cede & Co, a nominee for The Depository Trust Company (“DTC”), which holds shares of our common stock on behalf of an indeterminate number of beneficial owners. All of the shares of common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are considered to be held of record by Cede & Co. as one stockholder. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
Dividend Policy
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all of our earnings to finance the growth and development of our business. Any further determination to pay dividends on our common stock will be at the discretion of our board of directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors considers relevant. In addition, our Credit Agreement places restrictions on our ability to pay cash dividends. See Note 9 “Credit Agreement” in our notes to our consolidated financial statements included in this Annual Report for more information regarding terms and conditions of the Credit Agreement.
Stock Performance Graph
The following is not “soliciting material,” shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.
The comparative performance graph assumes that $100 was invested (i) in the Company’s common stock on November 17, 2017 (the date on which initial trading of the Company’s common stock commenced), and (ii) on October 31, 2017, in the S&P Mid Cap 400 and the S&P 600 Information Technology Index, and in each case, that all dividends were reinvested, and shows the returns through December 31, 2021. The stock return performance on the following graph is required by the SEC and is not necessarily intended to forecast or be indicative of future stock price performance.

Company/Index	11/17/2017	12/31/2017	3/31/2018	6/30/2018	9/30/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
SAIL	$100.00	$111.54	$159.15	$188.77	$261.69	$180.69	$220.92	$154.15	$143.77	$181.54
S&P MidCap 400	$100.00	$103.90	$103.10	$107.53	$111.68	$92.39	$105.77	$108.99	$108.90	$116.59
S&P 600 IT Index	$100.00	$94.32	$93.53	$97.94	$102.12	$82.13	$97.71	$99.70	$101.86	$112.95

Company/Index	3/31/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
SAIL	$117.08	$203.62	$304.38	$409.54	389.54	392.85	329.85	371.85
S&P MidCap 400	$81.96	$101.69	$106.55	$132.52	150.37	155.83	153.09	165.33
S&P 600 IT Index	$81.70	$101.16	$100.74	$142.41	150.59	159.84	154.4	172.68

Recent Sales of Unregistered Securities
None.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None.
Use of Proceeds from Initial Public Offering of Common Stock
On November 16, 2017, the Registration Statement on Form S-1 (File No. 333-221036) (the “Registration Statement”) relating to our initial public offering was declared effective by the SEC and we priced our initial public offering. Pursuant to the Registration Statement, we registered an aggregate of 23.0 million shares of our common stock, of which 15.8 million shares were sold by us and 7.2 million shares were sold by certain selling stockholders named therein at a price to the public of $12.00 per share (for an aggregate offering price of $276.0 million). We received net proceeds of approximately $172.0 million, after deducting underwriting discounts and commissions of approximately $13.3 million and offering-related expenses of $4.4 million.
As of December 31, 2021, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and approximately $1.8 million of such proceeds to pay a related prepayment premium; the remaining net proceeds are held in cash and have not been deployed.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included in Item 8 in this Annual Report on Form 10-K (this “Annual Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth in the section titled “Risk Factors” in Part I, Item 1A and in other parts of this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
The Company has elected to omit a discussion and analysis of the financial condition and results of operations of certain 2019 items and year-to-year comparisons between 2020 and 2019. Such discussion and analysis can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 25, 2021.
Overview
SailPoint Technologies Holdings, Inc. (“we,” “our,” the “Company” or “SailPoint”) is the leading provider of enterprise identity security solutions. Our identity security solutions provide organizations with critical visibility into who currently has access to which resources, who should have access to those resources and how that access is being used.
We offer both software as a service (“SaaS”) and software platforms, which provide organizations visibility and the intelligence required to both seamlessly empower users and securely manage their access to systems, applications and data across hybrid information technology (“IT”) environments, spanning on-premises, cloud and mobile applications and file storage platforms. We help customers enable their businesses with more agile and frictionless IT, streamline and accelerate the delivery of access to their businesses, enhance their security posture and better meet compliance and regulatory requirements. Our customers include many of the world’s largest and most complex organizations, including commercial enterprises, financial institutions and governments.

Our set of identity security solutions currently consists of:
•IdentityNow: our cloud-based, multi-tenant identity security platform, which provides customers with a set of fully integrated services for compliance, provisioning and password management for applications and data hosted on-premises or in the cloud;
•IdentityIQ: our on-premises identity security solution, which can be hosted in the public cloud or deployed in a customer’s data center, that provides large, complex enterprise customers a unified and highly configurable identity security solution; and
•SailPoint Identity Services: delivered as multi-tenant SaaS subscription services that can be utilized in conjunction with IdentityNow and IdentityIQ and currently consisting of:
◦Access Insights: collects a wealth of identity information and turns that information into actionable insights and provides business-oriented dashboards and reports to track the effectiveness of customers’ identity programs;
◦Access Modeling: uses artificial intelligence (“AI”) and machine learning (“ML”) to suggest roles based on similar access between users and gives customers insights to confirm the correct access for each role;
◦Access Risk Management: our cloud-based access controls solution that enables our customers to manage their risk by automating access controls for business applications with complex security requirements;
◦Cloud Access Management: uses AI and ML to automatically learn, monitor and secure access to cloud infrastructure;
◦Recommendation Engine: uses AI, ML, peer group analysis, identity attributes and access activity to help customers decide whether access should be granted or removed; and
◦SaaS Management: our cloud-based solution that helps customers discover, manage and secure their SaaS applications.
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
In addition to our solutions, we offer professional services to our customers and partners to configure and optimize the use of our solutions as well as training services related to the configuration and operation of our platform. Most of our professional services activity is in support of our partners, who perform a significant majority of all initial and follow-on implementation work for our customers. Most of our consulting services are priced on a time-and-materials basis, whereas our training services are provided through multiple pricing models, including on a per-person basis for instructor led courses and a flat-rate basis for our e-learning courses.
Over the past several years, our revenue mix has changed as demand for our products and services has shifted from sales of perpetual licenses to sales of SaaS and term licenses, and in 2021, we largely completed our transition to a subscription model, with our principal focus on selling subscription-based arrangements, including SaaS and term licenses, with revenue from perpetual licenses representing an increasingly smaller portion of our total revenue. Although we expect to occasionally see perpetual license transactions with new customers and ongoing expansion deals for current customers, our principal focus is on selling subscription-based arrangements. For customers that still wish to purchase and operate non-SaaS software, we are increasingly selling our software through subscription-based term licenses, rather than through perpetual licenses, and over time, we expect that sales to new customers will be exclusively comprised of SaaS, term licenses and other subscriptions.
Our acceleration toward subscription-based offerings, which occurred more rapidly than anticipated, has resulted in and is likely to continue to result in short-term revenue headwind. In particular, our transition to a subscription model has impacted, and will continue to impact, the timing of our recognition of revenue as an increasing percentage of our sales become recognized ratably, as well as impact our operating margins as subscription revenue becomes a larger percentage of our sales. However, we believe that continued growth of SaaS, term-based license and maintenance and support revenue will lead to a more predictable revenue model and increase our visibility to future period total revenues. Nevertheless, our revenue and gross margins vary depending on the type of solution we sell, and we expect that in a primarily subscription-based model, retention rates for our subscription customers could be slightly lower than the retention rates for support and maintenance for our perpetual customers. As a result, a shift in the sales mix of our solutions could affect our performance relative to historical results. Our shift to a subscription model has fluctuated between periods, and our ability to predict our revenue and margins in any particular period has been, and may continue to be, limited.
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
•Expand into New Markets. We expect to continue to invest significantly in sales, marketing and customer service, as well as our indirect channel partner network, to expand into new geographies and vertical markets. We believe that our market opportunity is large and growing and that the global cyber security market represents a significant growth opportunity for us. In 2021, we generated only 31% of our revenue outside of the United States. We plan to leverage our existing strong relationships with global system integrators and channel partners to grow our presence in Europe, Asia Pacific and other international markets.
Impact of COVID-19
In light of the ongoing spread of COVID-19 in the United States and abroad, including the continued emergence of new variants of the coronavirus, government and public health authorities continue to recommend and impose various regulations and restrictive measures on large portions of the population, including measures directed at businesses. While intended to protect human life, these restrictions have had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain duration. We have made certain adjustments to our operations as we continue to provide our offerings to new and existing customers in response to these measures. For example, as a result of the COVID-19 pandemic, we shifted all customer events to virtual-only experiences beginning in early 2020. In 2021, we resumed certain in-person and hybrid events, but we expect that for the foreseeable future some of our customer events will be virtual-only or hybrid events.
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
Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce, we believe the value and scalability of our identity platform has become even more evident. We believe that the pandemic has not had a material adverse impact on our financial performance, and indeed, our revenue and customer base grew throughout 2020 and 2021. We expect to continue to see healthy demand for our solutions; nevertheless, we recognize that the uncertainty related to COVID-19 may result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.
The challenges posed by COVID-19 on our business and our customers’ businesses may evolve rapidly, and the speed, trajectory and strength of a recovery in general economic conditions remains highly uncertain and could be slowed or reversed by a number of factors, including the emergence or spread of new variants of the coronavirus and the effectiveness and acceptance of vaccines and therapeutics for the disease as they continue to be developed and distributed. Consequently, we will continue to evaluate our financial position and results of operations in light of future developments, particularly those relating to COVID-19, and we will continue to monitor the global impact of the pandemic on our customers and our business. See the section titled “Risk Factors” in Part I, Item 1A. in this Annual Report for more information regarding the possible effects of COVID-19 on our business.
Key Business Metric
In addition to our financial information prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we monitor the following key metric to help us measure and evaluate the effectiveness of our operations:

	Year Ended December 31,
	2021	2020	2019
Total annual recurring revenue (in thousands)	$370,442	$250,951	$178,953
We use total annual recurring revenue (“Total ARR”) to monitor the growth of our recurring business as we have shifted to a subscription model. Total ARR represents the annualized value of the active portion of SaaS, term-based license, maintenance and support contracts and other subscription services at the end of the reporting period. We calculate Total ARR by dividing the active contract value by the number of days in the active portion of the overall contract term and then multiplying by 365. Total ARR should be viewed independently of revenue and deferred revenue as Total ARR is an operating metric and is not intended to be combined with or replace these items. Total ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from perpetual licenses, training, professional services or other sources of revenue that are not deemed to be recurring in nature.

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
Impairment of Intangible Assets. Impairment of intangible assets consists of impairments charges for developed technology acquired. This is a component of cost of subscription revenue that is broken out for financial statement purposes.
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
General and Administrative Expenses. General and administrative expenses consist primarily of employee-based costs for corporate personnel. In addition, general and administrative expenses include professional services expense, software and hosting arrangement expenses and all other corporate expenses not allocated to other departments. We expect our general and administrative expenses to increase on a dollar basis for the foreseeable future, as our business grows.
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of employee-based costs, costs of general marketing and promotional activities, professional services expense, software and hosting arrangement expenses, amortization expense for acquired intangible assets and travel-related expenses. Sales commissions earned by our sales force and the related payroll taxes, a primary component of “deferred contract acquisition costs”, are considered incremental and recoverable costs of obtaining a contract with a customer which are deferred and then amortized on a straight-line basis over a period of benefit that we have determined to be generally five years. We expect our sales and marketing expenses to increase on a dollar basis for the foreseeable future as we continue to invest in our sales force for expansion to new geographic and vertical markets, and we expect sales and marketing expenses to continue to be our largest operating expense category.
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
Interest expense consists primarily of contractual interest expense, amortization of debt discount and issuance costs, loss on the modification and extinguishment of debt and prepayment penalties on our Credit Agreement and Notes (each as defined below). We expect our non-cash components of interest expense to decrease on a dollar basis for the foreseeable future due to the early adoption of Accounting Standards Update (“ASU”) 2020-06. For more information on the early adoption of ASU 2020-06, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” in our notes to our consolidated financial statements included in this Annual Report.
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

Results of Operations
The following table sets forth our results of operations for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Revenue
Licenses	$113,004	$120,874	$102,800
Subscription	273,197	196,817	143,390
Services and other	52,753	47,563	42,325
Total revenue	438,954	365,254	288,515
Cost of revenue
Licenses	5,212	4,467	4,239
Subscription (1)	58,790	37,644	26,877
Services and other (1)	50,486	38,517	34,359
Impairment of intangible assets	744	5,119	—
Total cost of revenue	115,232	85,747	65,475
Gross profit	323,722	279,507	223,040
Operating expenses
Research and development (1)	98,255	71,191	56,120
General and administrative (1)	48,979	37,783	39,816
Sales and marketing (1)	235,564	169,656	136,537
Total operating expenses	382,798	278,630	232,473
Income (loss) from operations	(59,076)	877	(9,433)
Other income (expense), net
Interest income	775	2,019	2,468
Interest expense	(2,680)	(18,612)	(5,041)
Other income (expense), net	(467)	33	(1,082)
Total other expense, net	(2,372)	(16,560)	(3,655)
Loss before income taxes	(61,448)	(15,683)	(13,088)
Income tax (expense) benefit	(186)	4,920	4,588
Net loss	$(61,634)	$(10,763)	$(8,500)

(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenue - subscription	$3,688	$1,758	$1,142
Cost of revenue - services and other	3,733	1,963	1,379
Research and development	12,827	6,282	3,517
General and administrative	10,563	6,802	5,990
Sales and marketing	20,946	12,252	6,686
Total stock-based compensation expense	$51,757	$29,057	$18,714
The following table sets forth the results of operations for each of the periods presented as a percentage of total revenue:

	Year Ended December 31,
	2021	2020	2019
Revenue
Licenses	26%	33%	35%
Subscription	62	54	50
Services and other	12	13	15
Total revenue	100	100	100
Cost of revenue
Licenses	1	1	2
Subscription	13	10	9
Services and other	12	11	12
Impairment of intangible assets	—	1	—
Total cost of revenue	26	23	23
Gross profit	74	77	77
Operating expenses
Research and development	22	19	20
General and administrative	11	10	14
Sales and marketing	54	47	47
Total operating expenses	87	76	81
Income (loss) from operations	(13)	1	(4)
Other income (expense), net
Interest income	—	1	1
Interest expense	(1)	(6)	(2)
Other income (expense), net	—	—	—
Total other expense, net	(1)	(5)	(1)
Loss before income taxes	(14)	(4)	(5)
Income tax (expense) benefit	—	1	2
Net loss	(14)%	(3)%	(3)%

Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Year Ended December 31,
	2021	2020	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$113,004	$120,874	$(7,870)	(7)%
Subscription
SaaS	112,720	66,913	45,807	68%
Maintenance and support	153,621	126,792	26,829	21%
Other subscription services	6,856	3,112	3,744	120%
Total subscription	273,197	196,817	76,380	39%
Services and other	52,753	47,563	5,190	11%
Total revenue	$438,954	$365,254	$73,700	20%
License Revenue. License revenue decreased by $7.9 million, or 7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to SaaS offerings becoming a larger portion of new sales. During the years ended December 31, 2021 and 2020, license revenue from new customers was $67.2 million and $76.8 million, and license revenue from existing customers was $45.8 million and $44.1 million for the respective periods.
Subscription Revenue. Subscription revenue increased by $76.4 million, or 39%, for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to an increase in SaaS revenue as we continue to see strong momentum in our SaaS business and an increase in ongoing maintenance and support revenue from our increased installed base. During the years ended December 31, 2021 and 2020, SaaS and other subscription services revenue from new customers was $25.3 million and $13.7 million, and SaaS and other subscription services revenue from existing customers was $94.3 million and $56.4 million for the respective periods. During the years ended December 31, 2021 and 2020, maintenance and support revenue from new customers was $9.5 million and $8.3 million, and maintenance and support revenue from existing customers was $144.1 million and $118.5 million for the respective periods.
Services and Other Revenue. Services and other revenue increased by $5.2 million, or 11% for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase is primarily a result of an increase in the number of customers using our consulting and training services.
Geographic Regions. Our customers in the United States contributed the largest portion of our revenue in each year ended December 31, 2021 and 2020 because we have more market momentum related to our larger and more established sales force, sales pipeline and brand recognition and awareness in the United States as compared to our other regions. Revenue is classified by the following major geographic areas: (i) United States, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) rest of the world. We continue to invest in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide, and as a result, our international revenues are growing as a percentage of total revenues. For the year ended December 31, 2021, revenue in the United States, EMEA and the rest of the world increased year-over-year.

The following table sets forth our consolidated total revenue by geography and the respective percentage of total revenue for the periods presented:

	Year Ended December 31,
	2021		2020
	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$302,524	69%	$263,332	72%
EMEA (1)	80,838	18%	62,249	17%
Rest of the World (1)	55,592	13%	39,673	11%
Total revenue	$438,954	100%	$365,254	100%

(1)No single country outside of the United States represented more than 10% of our revenue.
Gross Profit and Gross Margin

	Year Ended December 31,
	2021	2020	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$107,792	$116,407	$(8,615)	(7)%
Subscription
Subscription	214,407	159,173	55,234	35%
Impairment of intangible assets	(744)	(5,119)	4,375	(85)%
Total subscription	213,663	154,054	59,609	39%
Services and other	2,267	9,046	(6,779)	(75)%
Total gross profit	$323,722	$279,507	$44,215	16%

Gross margin
Licenses	95%	96%
Subscription	78%	78%
Services and other	4%	19%
Total gross margin	74%	77%
Licenses. License gross profit decreased by $8.6 million, or 7%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in gross profit was the result of decreased license revenues with only minor increases in third party royalties. Gross margin remained materially consistent with the prior period.
Subscription. Subscription gross profit increased by $59.6 million, or 39%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily the result of increased subscription revenues, as described above, partially offset by an approximately $16.8 million increase in cost in revenue compared to the prior period. The increase in cost of revenue during the year ended December 31, 2021 was driven by a $10.5 million increase in employee-based costs due to increases in headcount and related allocated overhead to support the growth of our SaaS offerings and ongoing maintenance and support for our expanding installed customer base, an $8.7 million increase in cloud-based hosting costs to further support the scalability of our SaaS offerings and a $2.0 million increase in amortization expense for developed technology acquired, partially offset by a decrease of $4.4 million in impairment of intangible assets.
Services and Other. Services and other gross profit decreased by $6.8 million, or 75%, during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease in gross profit is primarily attributable to a $12.0 million increase in cost of services provided compared to the prior period, partially offset by increased revenues due to customer growth. The increase in cost of services provided during the year ended December 31, 2021 was primarily driven by an $9.4 million increase in employee-based costs to support an increasing number of customers and a $3.1 million increase in partner costs due to higher partner utilization in our professional services and training organization.

Operating Expenses

	Year Ended December 31,
	2021	2020	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$98,255	$71,191	$27,064	38%
General and administrative	48,979	37,783	11,196	30%
Sales and marketing	235,564	169,656	65,908	39%
Total operating expenses	$382,798	$278,630	$104,168	37%
Research and Development Expenses. Research and development expenses increased by $27.1 million, or 38%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by a $25.3 million increase in employee-based costs to optimize and expand our product offerings as well as pursue innovation in identity security. Substantially all of the remaining increase in research and development expenses was the result of a $2.1 million increase in software and hosting arrangement expenses, partially offset by a $0.4 million decrease in professional services expense.
General and Administrative Expenses. General and administrative expenses increased by $11.2 million, or 30%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by a $4.3 million increase in professional service fees associated with our acquisitions of Intello Inc. and ERP Maestro, Inc. and consulting services, a $3.8 million increase in employee-based costs for stock-based compensation, a $2.3 million increase in provision for credit losses and a $0.7 million increase in software and hosting expenses.
Sales and Marketing Expenses. Sales and marketing expenses increased by $65.9 million, or 39%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase was primarily driven by a $60.0 million increase in employee-based costs, including commissions, to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, as well as a $0.9 million increase in professional services expense relating primarily to advisory services, a $2.7 million increase in software and hosting arrangement expenses primarily to support increased headcount and a $1.8 million increase in intangible amortization.
Interest Income and Interest Expense
Interest Income
Interest income decreased by $1.2 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily due to a decrease in interest rates on our money market accounts and a decrease in our cash balance.
Interest Expense
Interest expense decreased by $15.9 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. This decrease was primarily due to lower amortization expense related to the Notes as a result of our adoption of ASU 2020-06, which eliminated the embedded conversion feature of the Notes. See Note 1 “Description of Business and Summary of Significant Accounting Policies” in our notes to our consolidated financial statements included in this Annual Report for more information regarding the adoption of ASU 2020-06.
Income Tax (Expense) Benefit
The Company recorded an income tax expense of $0.2 million for the year ended December 31, 2021 compared to an income tax benefit of $4.9 million for the year ended December 31, 2020, leading to a net expense increase of $5.1 million year-over-year. This is primarily due to current year losses and an increase in valuation allowance. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized and continue to maintain a valuation allowance to reduce our deferred tax assets to the amount realizable. The total valuation allowance is $47.3 million and is primarily related to loss and credit carryforwards.
The effective tax rate for the years ended December 31, 2021 and 2020 were (0.3)% and 31.4%, respectively. The main drivers for the differences in the rates from the prior period to the current period are related to an increase in pre-tax book loss, the impact of stock compensation and the increase in valuation allowance. Our tax expense to date relates primarily to state as well as foreign income taxes. For further information, refer to Note 15 “Income Taxes” in our notes to our consolidated financial statements included in this Annual Report.
We operate in several tax jurisdictions and are subject to taxes in each country or jurisdiction in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to U.S. income tax if such earnings are distributed to the U.S.
We do not consider the earnings of our foreign subsidiaries, with the exception of India, to be permanently reinvested in foreign jurisdictions. We continue to invest and grow our research and development activities in India and have no plans to repatriate undistributed earnings held in India back to the U.S. parent company.
Liquidity, Capital Resources and Cash Requirements
As of December 31, 2021, we had $435.4 million of cash and cash equivalents (of which $7.5 million is held in our foreign subsidiaries) and $75.0 million of availability under the Credit Agreement. As of December 31, 2021, we had $182.6 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue. As of December 31, 2020, we had $510.3 million of cash and cash equivalents (of which $4.8 million is held in our foreign subsidiaries) and $75.0 million of availability under the Credit Agreement. As of December 31, 2020, we had $278.7 million in net working capital. The decrease in cash and cash equivalents and net working capital is due primarily to cash paid for the acquisitions of Intello Inc. and ERP Maestro Inc. See Note 5 "Business Combinations" in our notes to our consolidated financial statements included in this Annual Report for more information regarding these business acquisitions.
On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”). In September 2019, the Company amended the Credit Agreement in connection with the issuance and sale of the Notes. Such amendment included a decrease in the commitments for revolving credit loans from an initial $150.0 million to $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances and is subject to certain financial covenants. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including for acquisitions permitted under the Credit Agreement. The Credit Agreement is scheduled to mature on March 11, 2024. We had no outstanding revolving credit loan balance and we were in compliance with all applicable covenants as of December 31, 2021. See Note 9 “Credit Agreement” in our notes to our consolidated financial statements included in this Annual Report for more information regarding terms and conditions of the Credit Agreement.
In September 2019, we issued $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 (the “Notes”) in a private offering (the “Offering”) to qualified institutional buyers. The net proceeds from the Offering were approximately $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. In conjunction with the issuance of the Notes, and exercise in full of the initial purchasers’ option, the Company used approximately $37.1 million of the net proceeds to pay the cost of the privately negotiated capped call transactions (the “Capped Call Transactions”) to reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Notes. The Notes will mature on September 15, 2024, unless earlier redeemed, repurchased or converted. The Notes bear interest at a fixed rate of 0.125% per year payable semiannually in arrears on March 15 and September 15 of each year. As of December 31, 2021, we had an aggregate of $1.3 million in contractual interest payments, of which $0.5 million are due within the next 12 months.
As of December 31, 2021, the Notes are convertible at the option of the holders. We have the ability to settle conversions of the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The impact of the Notes on our liquidity will depend on whether we elect to settle any conversion in shares of our common stock or a combination of cash and shares. It is our current intent to settle conversions of the Notes through combination settlement, which involves repayment of the principal portion in cash and any excess of the conversion value over the principal amount in shares of our common stock. During the year ended December 31, 2021, the Company settled conversion requests in the aggregate principal amount of $10.2 million and terminated corresponding Capped Call Transactions. In connection with these transactions, we paid $10.2 million in cash to the converting holders for the principal amount, issued to the converting holders 181,629 shares of the Company's common stock with a fair value of approximately $10.1 million, and received 37,301 shares of the Company's common stock bearing a fair value of $1.9 million, pursuant to the terminated Capped Call Transactions. As of the date of this filing, no other holders of the Notes have submitted requests for conversion. See Note 10 “Convertible Senior Notes and Capped Call Transactions” in our notes to our consolidated financial statements included in this Annual Report for more information regarding terms and conditions of the Notes and Capped Call Transactions.
As of December 31, 2021, we had in aggregate $18.2 million in contractual commitments associated with agreements that are enforceable and legally binding, of which $12.3 million are due within the next 12 months. Such amounts do not include obligations under contracts that we can cancel without significant penalty and purchase orders as the purchase orders represent authorizations to purchase rather than binding agreements. We also anticipate that we may spend a minimum of $48 million over the next three years for hosting services under a preferred pricing hosting arrangement that is in anticipation of the growth in our SaaS business. Forecasts are subject to change, and accordingly, so is our anticipated use of the preferred pricing.
As of December 31, 2021, we had $2.5 million of tax liabilities related to our uncertain tax positions. We cannot reasonably estimate the period which this obligation may be incurred, if at all.
The Company has operating lease obligations for our offices, primarily our corporate headquarters in Austin, Texas, that consists of future non-cancelable minimum rental payments in the aggregate amount of $38.7 million. As of December 31, 2021, we had an outstanding letter of credit in the amount of $6.0 million, which is classified as restricted cash, primarily related to our corporate headquarters. For more information on our operating leases, refer to Note 7 “Leases” in our notes to our consolidated financial statements included in this Annual Report.
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
Since inception, we have financed operations primarily through license fees, SaaS subscription fees, maintenance and support fees, consulting and training fees, borrowings under our prior credit agreement and, to a lesser degree, the sale of our equity securities. Our principal uses of cash are funding operations, capital expenditures, and making strategic business acquisitions. Over the past several years, revenue has increased significantly from year to year and, as a result, cash flows from customer collections have increased. However, operating expenses have also increased significantly as we have invested in growing our business. Our operating cash requirements may increase in the future as we continue to invest in key initiatives to drive the Company’s long-term growth.
Summary of Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$(957)	$57,949	$50,091
Net cash used in investing activities	(75,021)	(3,973)	(38,906)
Net cash provided by financing activities	1,498	12,548	361,699
Net increase (decrease) in cash, cash equivalents and restricted cash	$(74,480)	$66,524	$372,884

Cash Flows from Operating Activities
During 2021, cash used in operating activities was $1.0 million, which consisted of a net loss of $61.6 million, adjusted by non-cash charges of $96.0 million and a net decrease of $35.3 million in our net operating assets and liabilities. The non-cash charges are primarily comprised of stock-based compensation of $51.8 million, depreciation and amortization expense of $22.4 million, amortization of debt discount and issuance costs of $2.0 million, provision for credit losses of $3.0 million and amortization of contract acquisition costs of $20.2 million, partially offset by a net decrease in operating leases of $0.7 million and a reduction in deferred tax liabilities of $3.5 million. The decrease in our net operating assets and liabilities was primarily a result of an increase in deferred contract acquisition costs of $60.8 million which has accelerated as subscription sales continue to grow, an increase in prepayments and other assets of $27.4 million primarily for increased contract assets, an increase in accounts receivable of $34.6 million due to the timing of receipts of payments from customers, partially offset by an increase in deferred revenue of $57.7 million due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, an increase in accrued expenses of $28.3 million due primarily to accrual of additional commissions and bonuses and an increase in accounts payable of $1.3 million due to timing of cash disbursements.
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
Cash Flows used in Investing Activities
During 2021, cash used in investing activities was $75.0 million, consisting primarily of $71.0 million in cash paid for business acquisitions, net, and $4.1 million in purchases of property and equipment.
During 2020, cash used in investing activities was $4.0 million, consisting primarily of $3.9 million in purchases of property and equipment.
Cash Flows from Financing Activities
During 2021, cash provided by financing activities was $1.5 million, consisting of $10.1 million of proceeds from issuance of equity related to share issues pursuant to our Employee Stock Purchase Plan and $7.6 million of the proceeds from exercise of stock options, partially offset by $10.2 million in payments for partial conversion of the Notes and $6.1 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances.
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
Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately. We use a range to determine SSP based on the selling price of the products and services when sold separately. The SSP range is used to allocate the total transaction price to each performance obligation in a contract and to apply a discount that will be allocated based on the relative SSP of the various products and services.
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
Although our SSP has not changed materially from 2020 to 2021, we may modify our go-to-market practices in the future, which may result in changes to SSP for one or more of our performance obligations. Any such changes to SSP could impact the pattern and timing of revenue recognition for identical arrangements executed in future periods but will not change the total revenue recognized for any given arrangement.
The Company generally has standalone value for our professional services and recognize revenue as services are performed based on an estimated fair value as a separate performance obligation.
We allocate the transaction price to each performance obligation identified in the contract on a relative SSP basis and recognize revenue when or as we satisfy a performance obligation by transferring control of a product or service to a customer.
Deferred Contract Acquisition Costs
Sales commissions paid to our sales force and the related employer payroll taxes, collectively “deferred contract acquisition costs,” are considered incremental and recoverable costs of obtaining a contract with a customer. The Company capitalizes and amortizes deferred contract acquisition costs over an expected period of benefit. The Company has determined the expected period of benefit to be five years. The expected period of benefit was determined by taking into consideration our customer contracts, customer turnover rates, the life of our technology and other factors. In addition, the Company pays sales commissions for renewals of term licenses and subscription offerings at a lower rate, which is therefore not commensurate with commissions paid on an initial sale and are amortized over each renewal’s period of benefit. The Company periodically reviews the amortization periods of its deferred contract acquisition costs and will update such amortization period when there is a significant change in its expected timing of transfer to the customer of the products or services. Such changes in the amortization period could materially affect amortization amounts of deferred contract acquisition costs.
Income Taxes
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
Deferred tax assets are regularly assessed to determine the likelihood they will be realized from future taxable income. Valuation allowances are established if it is more likely than not that some or all of the deferred tax assets will not be realized. In evaluating our ability to realize deferred tax assets, we consider all available positive and negative evidence including historical and projected pre-tax book earnings, scheduled reversals of deferred tax liabilities, and the impact of any feasible and prudent tax planning strategies.
Goodwill, Intangibles, and Other Long-Lived Assets
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Recognized goodwill pertains in part to the value of the expected synergies to be derived from combining the operations of the businesses we acquire including the value of the acquired workforce. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets may include, but are not limited to, future expected cash flows from acquired users, acquired technology, and trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. It is possible that the judgments and estimates described above could change in future periods.
We use estimates, assumptions, and judgments when assessing the recoverability of goodwill and acquired intangible assets. We test for impairment on an annual basis, or more frequently if a significant event or circumstance indicates impairment. We also evaluate the estimated remaining useful lives of acquired intangible assets for changes in circumstances that warrant a revision to the remaining periods of amortization. For purposes of assessing potential impairment of goodwill, we estimate the fair value of the reporting unit, based on our market capitalization, and compare this amount to the carrying value of the reporting unit. If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We have determined that we operate as one reporting unit and may first assess qualitative factors to determine whether the existence of events or circumstances indicate that an impairment test on goodwill is required. Goodwill is tested on an annual basis as of October 31, or sooner if an indicator of impairment occurs. The Company internally monitors business and market conditions for evidence of triggering events for goodwill and acquired intangible assets. Such events or changes in circumstances include, but are not limited to, a significant decrease in the fair value of the underlying asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, an accumulation of costs and resources in excess of the original expectation, or a significant change in the operations of the acquired assets or use of an asset or asset group. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for our reporting unit.
During the year ended December 31, 2021, the Company recorded an impairment charge of $0.7 million related to certain developed technology assets due to a decrease in the fair value of the underlying assets. During the year ended December 31, 2020, the Company recorded an impairment charge of $5.1 million related to certain developed technology assets due to our strategic decision to discontinue further investment and enhancements in the standalone existing technology.
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
Interest Rate Risk
We had cash and cash equivalents and restricted cash of $442.2 million as of December 31, 2021, which are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. As of December 31, 2021, we do not believe a hypothetical 10% change in interest rates would have a material impact on the value of our cash equivalents.
We did not have any investments in marketable securities as of December 31, 2021.
In September 2019, we issued and sold the Notes in the Offering to qualified institutional buyers. The fair value of the Notes is subject to interest rate risk, market risk and other factors due to the conversion feature. The fair value of the Notes will generally increase as our common stock price increases and will generally decrease as our common stock price decreases. The interest and market value changes affect the fair value of the Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation. Additionally, we carry the Notes at face value less unamortized debt issuance costs on our balance sheets, and we present the fair value for required disclosure purposes only.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risk related to operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound, Euro, Israeli shekel, Indian rupee, Australian dollar, Singapore dollar and Canadian dollar. As of December 31, 2021, our cash and cash equivalents included $7.5 million held in currencies other than the U.S. dollar. Decreases in the value of the U.S. dollar relative to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other income (expense), net on our consolidated statements of operations.
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
SailPoint Technologies Holdings, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of SailPoint Technologies Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2022 expressed an unqualified opinion.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for its Convertible Senior Notes outstanding at January 1, 2021 due to the adoption of Accounting Standard Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Identification of Performance Obligations and Allocation of the Transaction Price to Multiple Performance Obligations
As described further in Notes 1 and 2 to the consolidated financial statements, the Company’s revenues consist of fees for software as a service (“SaaS”), perpetual and term licenses for software products, post-contract customer support (referred to as maintenance), and professional services which includes training and other revenue. The Company has contracts with customers that may have multiple performance obligations. When multiple promised products and services are included within one contract, management applies judgment to determine whether promised products and services are capable of being distinct and distinct in the context of the contract. Additionally, the Company establishes the standalone selling price for each of its performance obligations to allocate transaction price. Management applies judgment and considers many factors including past transactions, market conditions and internally approved pricing guidelines related to the identification of performance obligations and their allocation of transaction price. We identified management’s identification of distinct performance obligations and their allocation of transaction price as a critical audit matter principally due to the volume of contracts that contain multiple products or services and the complexity and estimation involved.
The principal considerations for our determination that the identification of performance obligations and allocation of the transaction price to multiple performance obligations is a critical audit matter include the volume of contracts that contain multiple products or services and the complexity and estimation involved in the identification of distinct performance obligations and determination of appropriate allocation of transaction price based on their established standalone selling prices for all distinct performance obligations. Auditing the related revenue requires both extensive audit effort and a high degree of auditor judgement.
Our audit procedures related to the identification of performance obligations and allocation of total transaction price included the following, among others:
•We obtained an understanding and evaluated the appropriateness of management’s process and methodology as it relates to the identification of distinct performance obligations in its contracts with customers. This included evaluating management’s determination of whether the promises are distinct.
•For each distinct performance obligation, we obtained management’s analysis to establish standalone selling price and performed the following procedures:
◦Evaluated the reasonableness of available data and factors used in management’s determination, including considering other sources of information that would be relevant to the analysis.
◦Tested the completeness and accuracy of the data used in management’s determinations.
•We selected a sample of contracts and performed the following procedures:
◦Obtained and evaluated management’s identification of the performance obligations within the contract with the customer.
◦Recalculated the allocation of transaction price based on the established standalone selling price for each distinct performance obligation.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2010.
St. Louis, Missouri
February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
SailPoint Technologies Holdings, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of SailPoint Technologies Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 28, 2022 expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
St. Louis, Missouri
February 28, 2022

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2021	December 31, 2020
	(In thousands, except per share data)
Assets
Current assets
Cash and cash equivalents	$435,445	$510,289
Restricted cash	6,719	6,355
Accounts receivable, net of allowance	147,156	112,255
Deferred contract acquisition costs	25,966	15,592
Prepayments and other current assets	49,446	25,904
Income taxes receivable	506	123
Total current assets	665,238	670,518
Deferred tax asset - non-current	4,047	—
Property and equipment, net	17,151	19,443
Right-of-use assets, net	23,806	27,048
Deferred contract acquisition costs, non-current	68,725	38,510
Other non-current assets, net of allowance	17,974	15,016
Goodwill	289,430	241,103
Intangible assets, net	73,469	63,962
Total assets	$1,159,840	$1,075,600
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$6,097	$4,753
Accrued expenses and other liabilities	89,972	59,460
Income taxes payable	1,413	978
Convertible senior notes, net	385,172	326,672
Deferred revenue	218,937	165,995
Total current liabilities	701,591	557,858
Deferred tax liability - non-current	—	1,329
Long-term operating lease liabilities	28,817	33,080
Deferred revenue - non-current	25,193	18,723
Total liabilities	755,601	610,990
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 93,764 shares as of December 31, 2021 and 91,386 shares as of December 31, 2020	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Additional paid in capital	481,910	484,012
Accumulated deficit	(77,680)	(19,411)
Total stockholders' equity	404,239	464,610
Total liabilities and stockholders’ equity	$1,159,840	$1,075,600
See accompanying notes to consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Revenue
Licenses	$113,004	$120,874	$102,800
Subscription	273,197	196,817	143,390
Services and other	52,753	47,563	42,325
Total revenue	438,954	365,254	288,515
Cost of revenue
Licenses	5,212	4,467	4,239
Subscription	58,790	37,644	26,877
Services and other	50,486	38,517	34,359
Impairment of intangible assets	744	5,119	—
Total cost of revenue	115,232	85,747	65,475
Gross profit	323,722	279,507	223,040
Operating expenses
Research and development	98,255	71,191	56,120
General and administrative	48,979	37,783	39,816
Sales and marketing	235,564	169,656	136,537
Total operating expenses	382,798	278,630	232,473
Income (loss) from operations	(59,076)	877	(9,433)
Other income (expense), net
Interest income	775	2,019	2,468
Interest expense	(2,680)	(18,612)	(5,041)
Other income (expense), net	(467)	33	(1,082)
Total other expense, net	(2,372)	(16,560)	(3,655)
Loss before income taxes	(61,448)	(15,683)	(13,088)
Income tax (expense) benefit	(186)	4,920	4,588
Net loss	$(61,634)	$(10,763)	$(8,500)
Net loss available to common stockholders	$(61,634)	$(10,763)	$(8,500)
Net loss per share
Basic	$(0.67)	(0.12)	$(0.10)
Diluted	$(0.67)	$(0.12)	$(0.10)
Weighted average shares outstanding
Basic	92,664	90,512	88,907
Diluted	92,664	90,512	88,907
See accompanying notes to consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional paid in capital	Retained earnings (accumulated deficit)	Stockholders' equity
	Number of shares	Par value
	(In thousands)
Balance at December 31, 2018	87,512	$9	$377,473	$211	$377,693
Exercise of stock options	730	—	3,053	—	3,053
Restricted stock units vested, net of tax settlement	322	—	(351)	—	(351)
Stock-based compensation expense	—	—	18,714	—	18,714
Incentive units vested	724	—	37	—	37
Common stock issued under employee stock purchase plan	388	—	5,649	—	5,649
Equity component of convertible senior notes, net of issuance costs	—	—	86,764	—	86,764
Purchase of capped calls	—	—	(37,080)	—	(37,080)
Deferred tax liability related to issuance of convertible senior notes and capped calls	—	—	(11,852)	—	(11,852)
Net loss	—	—	—	(8,500)	(8,500)
Balance at December 31, 2019	89,676	$9	$442,407	$(8,289)	$434,127
Cumulative effect adjustment from the adoption of ASC 326, net of tax	—	—	—	(359)	(359)
Exercise of stock options	763	—	5,967	—	5,967
Restricted stock units vested, net of tax settlement	566	—	(797)	—	(797)
Stock-based compensation expense	—	—	29,057	—	29,057
Common stock issued under employee stock purchase plan	381	—	7,378	—	7,378
Net loss	—	—	—	(10,763)	(10,763)
Balance at December 31, 2020	91,386	$9	$484,012	$(19,411)	$464,610
Cumulative effect adjustment from the adoption of ASU 2020-06	—	—	(65,517)	3,365	(62,152)
Exercise of stock options	609	—	7,615	—	7,615
Restricted stock units vested, net of tax settlement	1,347	—	(6,056)	—	(6,056)
Stock-based compensation expense	—	—	51,757	—	51,757
Common stock issued under employee stock purchase plan	277	—	10,099	—	10,099
Partial conversion of convertible senior notes	182	—	—	—	—
Settlement of capped calls related to partial conversion of convertible senior notes	(37)	—	—	—	—
Net loss	—	—	—	(61,634)	(61,634)
Balance at December 31, 2021	93,764	$9	$481,910	$(77,680)	$404,239
See accompanying notes to consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Operating activities
Net loss	$(61,634)	$(10,763)	$(8,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	22,376	18,290	14,992
Amortization of debt discount and issuance costs	2,038	17,787	4,691
Amortization of contract acquisition costs	20,210	13,684	10,130
(Gain) loss on disposal of fixed assets	35	158	(4)
Provision for credit losses	3,015	586	178
Impairment of intangible assets	744	5,119	—
Stock-based compensation expense	51,757	29,057	18,714
Operating leases, net	(707)	(415)	477
Deferred taxes	(3,463)	(7,553)	(7,268)
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions
Accounts receivable	(34,579)	(6,772)	(5,072)
Deferred contract acquisition costs	(60,799)	(32,634)	(17,330)
Prepayments and other current assets	(23,378)	(9,119)	(3,392)
Other non-current assets	(3,978)	(8,875)	(4,798)
Accounts payable	1,344	1,529	(1,630)
Accrued expenses and other liabilities	28,335	16,262	11,786
Income taxes	51	(1,077)	(149)
Deferred revenue	57,676	32,685	37,266
Net cash provided by (used in) operating activities	(957)	57,949	50,091
Investing activities
Purchase of property and equipment	(4,060)	(3,945)	(6,173)
Proceeds from sale of property and equipment	39	29	39
Purchase of intangibles	(40)	(57)	(379)
Business acquisitions, net of cash acquired	(70,960)	—	(32,393)
Net cash used in investing activities	(75,021)	(3,973)	(38,906)
Financing activities
Payment of debt issuance costs	—	—	(9,572)
Proceeds from issuance of convertible senior notes	—	—	400,000
Purchases of capped calls	—	—	(37,080)
Payments for partial conversion of convertible senior notes	(10,160)	—	—
Taxes associated with net issuances of shares upon vesting of restricted stock units	(6,056)	(797)	(351)
Proceeds from employee stock purchase plan contributions	10,099	7,378	5,649
Exercise of stock options	7,615	5,967	3,053
Net cash provided by financing activities	1,498	12,548	361,699
Net increase (decrease) in cash, cash equivalents and restricted cash	(74,480)	66,524	372,884
Cash, cash equivalents and restricted cash, beginning of period	516,644	450,120	77,236
Cash, cash equivalents and restricted cash, end of period	$442,164	$516,644	$450,120

Supplemental disclosure of cash flow information:
Cash paid for interest	$811	$641	$180
Cash paid for income taxes, net of refunds	$3,660	$2,587	$2,658
Conversion of prepaid incentive units to common stock	$—	$—	$37
See accompanying notes to consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
SailPoint Technologies Holdings, Inc., (“we,” “our” or the “Company”) was incorporated in the state of Delaware on August 8, 2014, in preparation for the purchase of SailPoint Technologies, Inc. The purchase occurred on September 8, 2014 and our certificate of incorporation was amended and restated as of such date. SailPoint Technologies, Inc. was formed July 14, 2004 as a Delaware corporation. The Company designs, develops, and markets identity security software that helps organizations govern user access to critical systems and data. The Company currently markets its products and services worldwide.
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
Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. These reclassifications had no net effect on the Company’s consolidated operating results, financial position or cash flows.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple performance obligations in revenue recognition, the expected period of benefit of deferred contract acquisition costs, the collectability of accounts receivable, stock-based compensation expense, fair value of the Notes (as defined below), recognition and measurement of income tax positions, realizability of deferred tax assets and the valuation, and estimated useful lives and impairment of intangible assets and goodwill arising from business combinations. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. We use a single amount to estimate SSP for items that are not sold separately. We use a range to determine SSP based on the selling price of the products and services when sold separately. The SSP range is used to allocate the total transaction price to each performance obligation in a contract and to apply a discount that will be allocated based on the relative SSP of the various products and services. When we do not have a directly observable SSP for a particular product or service, we estimate SSP by our overall pricing objectives, taking into consideration market factors, pricing practices including historical discounting, historical standalone sales of similar products, customer demographics, geographic locations, and the number and types of users within our contracts. The determination of SSP using the adjusted market assessment approach is made by the Company’s management.We allocate the transaction price to each performance obligation identified in the contract on a relative SSP basis and recognize revenue when or as we satisfy a performance obligation by transferring control of a product or service to a customer.
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
Cash, Cash Equivalents and Restricted Cash
We consider all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. The Company is required to maintain cash collateral for an unconditional standby letter of credit in the amount of $6.0 million related to the Company’s corporate headquarters lease as well as a small amount of restricted cash to guarantee rent payments in a foreign subsidiary.

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
Concentration of Credit and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. There was no concentration of credit risk for customers as of December 31, 2021 and 2020 as no individual entity represented more than 10% of the balance in accounts receivable. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company and despite the geographic concentrations related to the Company’s customers. No customer represented more than 10% of revenue during the years ended December 31, 2021, 2020 and 2019. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s consolidated revenues or net assets.
The Company’s revenue by geographic region based on the customer’s location is presented in Note 17 “Geographic Information”
Accounts Receivable and Allowance for Expected Credit Losses
The Company continuously assesses the collectability of outstanding customer invoices and in doing so, the Company assesses the need to maintain an allowance for expected credit losses resulting from the non-collection of customer receivables. The allowance for expected credit losses is a valuation account that is deducted from the financial asset’s amortized cost basis to present the net amount expected to be collected on contracts with customers. Accounts receivable and contract assets are written off when management believes non-collectability is confirmed. Recoveries of financial assets previously written off shall be recorded directly to earnings when received.
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
In development of the expected credit loss model, we evaluated our financial assets with similar risk characteristics on a collective (pool) basis for their respective estimated and expected credit loss allowance. A financial asset will be measured individually only if it does not share similar risk characteristics with other financial assets. We believe that historical credit loss patterns by aging bucket and invoice type for accounts receivable are the most significant risk characteristics. Additionally, we analyze renewals and new business separately due to varying historical loss patterns. The Company expected credit loss is determined for the contractual life of the financial asset, for which accounts receivable and contract assets can be viewed as one financial asset. However, a low percentage of our contract assets do not convert to accounts receivable. Therefore, we consider all contract assets as a single pool.

For periods prior to the adoption of Accounting Standards Codification (“ASC”) 326, Financial Instruments - Credit Losses ("ASC 326"), the Company determined that an allowance for doubtful accounts was not required for the periods presented.
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
Property and equipment is reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if an impairment exists. If the asset is determined to be impaired, the impairment loss is measured based on the excess of the carrying value over the assets fair value. Assets to be disposed of are reported at the lower of carrying value or net realizable value.
Goodwill
Goodwill represents the excess of acquisition cost over the fair value of net tangible and identified net assets acquired. Goodwill is not amortized, but rather tested for impairment annually, or more often if and when events or circumstances indicate that the carrying value may not be recoverable. For purposes of assessing potential impairment, we estimate the fair value of the reporting unit, based on our market capitalization, and compare this amount to the carrying value of the reporting unit. If we determine that the carrying value of the reporting unit exceeds its fair value, an impairment charge would be required. We have determined that we operate as one reporting unit and may first assess qualitative factors to determine whether the existence of events or circumstances indicate impairment test on goodwill is required. Goodwill is tested on an annual basis as of October 31, or sooner if an indicator of impairment occurs. The Company internally monitors business and market conditions for evidence of triggering events.
Intangible Assets, Net
Intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company's intangible assets primarily consist of customer lists, developed technology, and trade names and marks. The Company periodically reviews the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. Periodically, the Company evaluates the recoverability of its long-lived assets, including intangible assets, for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset, or related asset group, to the future undiscounted cash flows the asset is expected to generate. If the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets, the carrying amount of such assets is reduced to fair value.
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
Software Development Costs
Software development costs for products intended to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Technological feasibility is established when a product design and working model have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. To date, the establishment of technological feasibility of the Company’s products and general release of such software have substantially coincided. As a result, we have not capitalized any software development costs through December 31, 2021 and all such costs have been recorded as research and development expenses as incurred in the consolidated statements of operations.

Capitalized Software and Cloud-computing Arrangements
The Company evaluates whether the cloud-computing arrangement (“CCA”) includes a license to internal-use software. If the CCA includes a software license, the Company accounts for the software license as an intangible asset. Acquired software licenses are recognized and measured at cost, which includes the present value of the license obligation if the license is to be paid for over time. If the CCA does not include a software license, the Company accounts for the arrangement as a service contract (or hosting arrangement) and hosting costs are generally expensed as incurred.
The Company evaluates upfront costs including implementation, set-up or other costs (collectively, implementation costs) for hosting arrangements under the internal-use software framework. Costs related to preliminary project activities and post implementation activities are expensed as incurred, whereas costs incurred in the development stage are generally capitalized. Capitalized implementation costs of $0.4 million are recorded in prepayments and other current assets and $0.2 million are recorded in other non-current assets and amortized over the expected term of the arrangement, which includes consideration of the non-cancellable contractual term and reasonably certain renewal options. During the year ended December 31, 2021, the Company’s capitalized implementation costs related to hosting arrangements were not material.
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
License Revenue
License revenue includes perpetual and term license fees which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the use of software. Both revenues from perpetual and term license performance obligations are generally recognized upfront at the point in time when the software license has been delivered. All perpetual license transactions generally include maintenance and support at no additional charge for the first year. We allocate a portion of the total contract value based on stand-alone selling price and recognize subscription revenue over the term.
Subscription Revenue
Our subscription revenue consists of (i) fees for access to, and related support for, our SaaS offerings, (ii) fees for ongoing maintenance and support of our licensed solutions and (iii) other subscription services, which includes our cloud managed services. We typically invoice subscription fees in advance in annual installments and recognize subscription revenue ratably over the term of the applicable agreement. Maintenance and support contracts generally have a term of one year and SaaS contracts usually have a term of one to three years, which is initially deferred and recognized ratably over the life of the contract. Maintenance and support agreements consist of fees for providing software updates on a when and if available basis and for providing technical support for software products for a specified term. We believe that our when and if available software updates and technical support each have the same pattern of transfer to the customer and are substantially the same. Therefore, we consider these to be a single distinct performance obligation. Revenue allocated to maintenance and support agreements are recognized ratably over the contract term beginning on the delivery date of each offering. Expenses related to our subscriptions are recognized as incurred. Unearned subscription revenue is included in deferred revenue. The Company’s subscription arrangements are generally non-cancelable and do not contain refund-type provisions. In instances that subscription arrangements are deemed cancellable, which is rare, the Company will adjust the transaction price and period for revenue recognition accordingly to be reflective of the contract term in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).
Services and Other Revenue
Services and other revenue consist primarily of fees from professional services provided to our customers and partners to configure and optimize the use of our solutions as well as training services related to the configuration and operation of our platform. The Company’s professional services contracts are either on a time-and-materials (input) or consumption-based (output) on a fixed fee or prepaid basis.
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
Deferred Contract Acquisition Costs
Sales commissions paid to our sales force and the related employer payroll taxes, collectively “deferred contract acquisition costs,” are considered incremental and recoverable costs of obtaining a contract with a customer. The Company capitalizes and amortizes incremental costs of obtaining a contract, such as certain sales commission costs and related payroll taxes, over the expected period of benefit provided. The Company typically pays sales commissions for both initial and follow-on sales of perpetual licenses, inclusive of initial maintenance and support, term licenses and SaaS subscriptions. Initial commissions are allocated to each performance obligation within the contract. The portion allocated to the perpetual license element is expensed at the time the license is delivered. Commissions allocated to the remaining elements are capitalized and amortized over an expected period of benefit. The Company has determined the expected period of benefit to be five years. In addition, the Company pays sales commissions for renewals of term licenses and subscription offerings at a lower rate as they are not commensurate with the initial contract term. These renewal commissions are amortized over each renewal’s benefit term. The Company does not pay sales commissions on renewals of maintenance and support agreements related to perpetual licenses.
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
Contract Balances
Deferred revenue
We typically invoice our customers for subscription fees in advance on either an annual, two- or three-year basis, with payment due at the start of the subscription term. For subscription fees, which includes SaaS, maintenance and support and other subscription services, the timing of payments is typically upfront. Therefore, a contract liability or deferred revenue is created because payment is made in advance of performance and these performance obligations are satisfied over time. Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Our standard payment terms are generally net 30 days but may vary. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Invoice amounts for non-cancelable services starting in future periods are included in contract assets and deferred revenue, which are netted together resulting in either deferred revenue or a contract asset balance. The portion of deferred revenue that we anticipate will be recognized within twelve months is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue in the consolidated balance sheets.
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
Advertising Expenses
Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising expenses were approximately $11.2 million, $10.7 million and $11.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The risk-free interest rate is based on the U.S. treasury yield curve for the term consistent with the life of the stock options as of the date of grant. The Company has elected to apply the “shortcut approach” in developing the estimate of expected term for “plain vanilla” stock options by using the mid-point between the vesting date and contractual termination date. The Company has not paid and does not anticipate paying cash dividends on its common stock in the foreseeable future; therefore, the expected dividend yield is assumed to be zero.
During 2019, the Company began to determine volatility by introducing the Company’s own historical volatility measurements once two years of historical data became available in the public market. The Company used a blend of the Company’s volatility and industry peers to arrive at a volatility consistent with the life of the options. During 2021 and 2020, the Company continued to increase the weighting factor of the Company’s own volatility as additional time periods became available. Beginning from the fourth quarter of fiscal year 2021, the Company began to use its own sufficient historical trading prices to calculate the expected volatility and no longer places any weighting on industry peers.
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
In November 2017, the Company’s board of directors adopted the Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective November of 2017, after the date our registration statement was declared effective by the SEC. The first offering period opened July 1, 2018 and permitted eligible employees to purchase shares by authorizing payroll deductions from 1% to 15% of employee’s eligible compensation during the offering period, which is generally six-months, with an annual cap of $25,000 in fair market value, determined at the grant date. Unless an employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase shares after the closing of the offering period at a price equal to 85% of the closing price of the shares at the opening or closing of the offering period, whichever is lower.
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
Convertible Senior Notes
The Company accounts for the 0.125% Convertible Senior Notes due 2024 (the “Notes”; see Note 10) in accordance with FASB ASC Subtopic 470-20, Debt with Conversion and Other Options. Pursuant to ASC Subtopic 470-20, as amended by Accounting Standards Update (“ASU”) 2020-06, issuers of certain convertible debt instruments, such as the Notes, that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to be accounted for wholly as debt. See Recently Adopted Accounting Pronouncements below for a discussion on the adoption of ASU 2020-06. Prior to the adoption of ASU 2020-06, the Company separately accounted for the liability and equity components of the instrument. The carrying amount of the liability component of the instrument was computed by estimating the fair value of a similar liability without the conversion option. The amount of the equity component was then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective terms of the Notes using an effective interest rate method.
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
Right-of-use (“ROU”) assets and lease liabilities are recognized at the present value of future lease payments over the lease term. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. The implicit rates within our operating leases are generally not determinable and therefore we use the incremental borrowing rate (“IBR”) at the lease commencement date to determine the present value of lease payments. The determination of our IBR requires judgment. We determine our IBR for each lease using our estimated borrowing rate, adjusted for various factors including level of collateralization and term to align with the terms of the lease. ROU assets include any upfront lease payments made and exclude lease incentives. The Company leases its facilities under non-cancelable operating lease agreements. We have lease agreements with lease and non-lease components which we account for as a single lease component. The Company’s non-lease components are primarily related to property taxes, insurance and maintenance costs, which are typically variable in nature, and are expensed in the period incurred. Certain of these facility leases contain predetermined fixed escalations of the minimum rentals, and the Company recognizes expense for these leases on a straight-line basis over the full term of the lease arrangement. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases with an initial term of 12 months or less and recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term. The depreciable life of related leasehold improvements is based on the shorter of the estimated life of the asset or the lease term.
Net Income (Loss) Per Share
Basic net income (loss) per share attributable to common stockholders is calculated by dividing the net income (loss) attributable to common stockholders for the period, defined as net income (loss), by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted earnings per share includes the dilutive effect of common stock equivalents and is calculated using the weighted-average number of common stock and the common stock equivalents outstanding during the reporting period. In periods when the Company recognizes a net loss, the Company excludes the impact of outstanding stock awards and shares related to the Notes from the diluted loss per share calculation as their inclusion would have an anti-dilutive effect.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liability and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Among other potential impacts, this change will reduce reported interest expense, increase reported net income, and result in a reclassification of certain conversion feature balance sheet amounts from stockholders’ equity to liabilities as it relates to the Notes. Additionally, ASU 2020-06 requires the application of the as if-converted method to calculate the impact of convertible instruments on diluted earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2020, and can be adopted on either the fully retrospective or modified retrospective basis.
The Company early adopted ASU 2020-06 effective January 1, 2021 using the modified retrospective approach, which requires a cumulative adjustment to be recorded to accumulated deficit. Adoption of ASU 2020-06 resulted in a material effect on the consolidated balance sheet as the Company no longer separately presents in equity an embedded conversion feature. The impact to the consolidated balance sheet was an increase of the Notes by $66.8 million, a decrease of our deferred tax liability by $4.6 million, a decrease of our additional paid in capital by $65.5 million and a decrease of our accumulated deficit by $3.4 million. Interest expense recognized was reduced by approximately $17.1 million as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. This adoption did not have a material impact on the

Company's consolidated statement of cash flows. The Company will prospectively utilize the as if-converted method to calculate the impact of convertible instruments on diluted earnings per share.
Recently Issued Accounting Standards Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires application of ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations, and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for us beginning January 1, 2023 and interim periods therein, with early adoption permitted.
2. Revenue Recognition
Disaggregation of revenue
The following table presents the Company’s revenue by timing of revenue recognition during the reporting periods to understand the risks of timing of transfer of control and cash flows:

	Licenses	SaaS (1)	Maintenance and Support (1)	Other Subscription Services(1)	Total Subscription	Services and Other
	(In thousands)
Year Ended December 31, 2021
Revenue recognized at a point in time	$113,004	$—	$—	$—	$—	$—
Revenue recognized over time	—	112,720	153,621	6,856	273,197	52,753
Total revenue	$113,004	$112,720	$153,621	$6,856	$273,197	$52,753

Year Ended December 31, 2020
Revenue recognized at a point in time	$120,874	$—	$—	$—	$—	$—
Revenue recognized over time	—	66,913	126,792	3,112	196,817	47,563
Total revenue	$120,874	$66,913	$126,792	$3,112	$196,817	$47,563

Year Ended December 31, 2019
Revenue recognized at a point in time	$102,800	$—	$—	$—	$—	$—
Revenue recognized over time	—	42,432	100,435	523	143,390	42,325
Total revenue	$102,800	$42,432	$100,435	$523	$143,390	$42,325
(1) Subscription revenue is further disaggregated into SaaS, Maintenance and Support and Other Subscription Services revenue in the table above.
Contract Balances
A summary of the activity impacting our contract balances during the reporting periods is presented below:

	Contract Acquisition Costs
	Year Ended December 31,
	2021	2020
	(In thousands)
Beginning Balance	$54,102	$35,152
Additional deferred contract acquisition costs	60,799	32,634
Amortization of deferred contract acquisition costs	(20,210)	(13,684)
Ending Balance	$94,691	$54,102

There were no material impairments of deferred contract acquisition costs for the years ended December 31, 2021, 2020 and 2019.

	Deferred Revenue
	Year Ended December 31,
	2021	2020
	(In thousands)
Beginning Balance	$184,718	$152,033
Increase, net	59,412	32,685
Ending Balance	$244,130	$184,718
Deferred revenue, which is netted with unbilled amounts at the contract level, is a contract liability, consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. Revenue recognized during the 2021, 2020 and 2019 reporting periods that was previously deferred was $203.4 million, $147.5 million and $113.0 million, respectively. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance and the customer billings.
Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at the contract level, and typically result from sales contracts when revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. Contract assets are included in prepayments and other current assets and other non-current assets in the consolidated balance sheets. During the years ended December 31, 2021 and 2020, amounts reclassified from contract assets to accounts receivable were $20.2 million and $6.2 million, respectively.
Remaining performance obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract revenue that has not yet been recognized and is included in deferred revenues, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenues and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2021, amounts allocated to these additional performance obligations are $559.9 million, of which we expect to recognize $299.7 million as revenue over the next 12 months with the remaining balance recognized thereafter over the period from 2023 to 2028. The additional performance obligations include $80.8 million of current unbilled receivables and $234.8 million of long-term unbilled receivables.
3. Allowance for Expected Credit Losses
The following tables present the changes in the allowance for expected credit losses for financial assets measured at amortized cost:

	Accounts Receivable
	Year Ended December 31,
	2021	2020
	(In thousands)
Beginning Balance	$376	$—
Adoption of ASC 326	—	407
Provision for credit losses	1,095	757
Write-offs	(907)	(788)
Ending Balance	$564	$376

	Contract Assets
	Year Ended December 31,
	2021	2020
	(In thousands)
Beginning Balance	$50	$—
Adoption of ASC 326	—	65
Provision for (reduction in) credit losses	2,336	(15)
Write-offs	—	—
Ending Balance	$2,386	$50
As of December 31, 2021, SailPoint evaluated economic conditions and made adjustments to historical loss information for certain economic risk factors, such as COVID-19. Recoveries of financial assets previously written off are recorded directly to earnings when received, which were $0.4 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively. Total bad debt expense recognized prior to our adoption of ASC 326 for the year ended December 31, 2019 was $0.2 million.
4. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$24,996	—	—	$24,996
Total cash equivalents	$24,996	—	—	$24,996

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash equivalents:
Money market funds	$511,229	—	—	$511,229
Total cash equivalents	$511,229	—	—	$511,229
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 and approximate their fair values due to their short maturities as of December 31, 2021 and 2020 and are excluded from the fair value tables above.
See Note 10 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of our Notes as of December 31, 2021.
5. Business Combinations
2021 Acquisitions
Intello
On February 22, 2021, the Company acquired Intello Inc. (“Intello”), a Delaware corporation, pursuant to an Agreement and Plan of Merger whereby Intello became a wholly owned subsidiary of the Company. Intello is an early-stage SaaS management company that helps organizations discover, manage, and secure SaaS applications. The aggregate consideration paid in connection with this acquisition was $42.9 million, net of cash acquired.

The following table summarizes the final purchase price allocation as of the date of acquisition:

As of
February 22, 2021
(In thousands)
Cash and cash equivalents	$1,143
Accounts receivable	146
Prepayments and other current assets	43
Property and equipment, net	17
Goodwill	32,425
Intangible assets	12,300
Accrued expenses and other liabilities	(97)
Deferred tax liability - non-current	(1,409)
Deferred revenue	(536)
Total fair value of assets acquired and liabilities assumed	$44,032
The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated Useful Life
	(In thousands)	(In years)
Developed technology	$9,500	5
Customer lists	$2,800	3
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
ERP Maestro
On March 15, 2021, the Company acquired ERP Maestro, Inc. (“ERP Maestro”), a Florida corporation, pursuant to an Agreement and Plan of Merger whereby ERP Maestro became a wholly owned subsidiary of the Company. ERP Maestro is an early-stage SaaS governance, risk and compliance solution that provides separation-of-duty controls monitoring for an organization’s most critical applications. The aggregate consideration paid in connection with this acquisition was $28.1 million, net of cash acquired.

The following table summarizes the final purchase price allocation as of the date of acquisition:

As of
March 15, 2021
(In thousands)
Cash and cash equivalents	$924
Accounts receivable	850
Prepayments and other current assets	59
Property and equipment, net	152
Right-of-use assets	223
Goodwill	15,902
Intangible assets	13,900
Accrued expenses and other liabilities	(503)
Deferred tax liability - non-current	(1,314)
Deferred revenue	(1,200)
Total fair value of assets acquired and liabilities assumed	$28,993

The following table presents the estimated fair values and useful lives of the identifiable intangible assets acquired:

	Amount	Estimated Useful Life
	(In thousands)	(In years)
Developed technology	$10,000	5
Customer lists	$3,900	3
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
2019 Acquisitions
Orkus
On October 15, 2019, the Company acquired 100% of the equity interest in Orkus, Inc. (“Orkus”), a Delaware corporation engaged in the development and license of software products to assist customers in monitoring and controlling access and authorization across hybrid cloud assets. Total consideration related to the acquisition was $16.5 million in cash, of which $2.0 million was to be paid upon the lapse of an indemnification period of 12 months and 24 months of the acquisition date. As of December 31, 2021, all consideration has been paid. As of December 31, 2020, $1.0 million of the holdback amount is reflected within accrued expenses and other liabilities on the consolidated balance sheets.

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
Overwatch.ID
On October 15, 2019, the Company acquired 100% of the equity interest in Overwatch.ID, Inc. (“Overwatch.ID”), a Delaware corporation engaged in the development and license of software products focused on access controls security for cloud applications, cloud computing, hybrid IT environments, and on-premises infrastructure. The consideration related to the acquisition was $20.9 million in cash, of which $3.0 million was to be paid upon the lapse of an indemnification period of 12 months and 18 months of the acquisition date. As of December 31, 2021, all consideration has been paid. As of December 31, 2020, $1.5 million of the holdback amount is reflected within accrued expenses and other liabilities on the consolidated balance sheets.

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
Additional Acquisition Related Information
The operating results of the acquired companies are included in our consolidated statements of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our consolidated statements of operations. During the years ended December 31, 2021 and December 31, 2019, acquisition related costs were $2.2 million and $1.0 million, respectively, which include legal, accounting and consulting professional service fees and have been included primarily in general and administrative expenses on the consolidated statement of operations.
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

6. Goodwill and Intangible Assets
Goodwill
The following table reflects goodwill activity for the year ended December 31, 2021:

(In thousands)
Balance, December 31, 2020	$241,103
Goodwill acquired	47,307
Measurement period adjustments	1,020
Balance, December 31, 2021	$289,430
All goodwill balances are subject to annual goodwill impairment testing. As of October 31, 2021, 2020 and 2019, the Company performed a qualitative analysis and concluded that no impairment for goodwill was required. There were no impairments of goodwill during the years ended December 31, 2021, 2020 and 2019.
Intangible Assets
Total cost and amortization of intangible assets comprised of the following:

		As of
	Weighted Average Useful Life	December 31, 2021	December 31, 2020
Intangible assets, net	(In years)	(In thousands)
Customer lists	14.6	$49,200	$42,500
Developed technology	8.6	66,260	51,760
Trade names and trademarks	17	24,500	24,500
Other	4.8	2,976	3,746
Total intangible assets		142,936	122,506
Less: Accumulated amortization		(69,467)	(58,544)
Total intangible assets, net		$73,469	$63,962
Periodically, the Company evaluates intangible assets for triggering events for indications of possible impairment. During the year ended December 31, 2021, the Company recorded an impairment charge of $0.7 million related to certain developed technology assets due to a decrease in the fair value of the underlying assets. Due to our strategic decision to discontinue further investment and enhancements in the standalone existing technology, we recorded an impairment charge of $5.1 million related to certain developed technology assets during the year ended December 31, 2020. There were no impairments for intangible assets during the year ended December 31, 2019.
Amortization expense for the periods presented is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenue - licenses	$3,674	$4,031	$4,032
Cost of revenue - subscription	5,539	3,549	1,076
Research and development	674	703	647
Sales and marketing	6,101	4,274	4,273
Total amortization expense	$15,988	$12,557	$10,028

The total estimated future amortization expense of these intangible assets as of December 31, 2021 is as follows:

Year Ending December 31,	(In thousands)
2022	$16,719
2023	16,557
2024	12,674
2025	8,175
2026	4,968
Thereafter	14,376
Total amortization expense	$73,469
7. Leases
Operating Leases
As of December 31, 2021, our leases, primarily relating to office leases, have remaining lease terms of less than 1 year to 8 years. Certain leases include early termination and/or extension options; however, exercises of these options are at the Company’s sole discretion. As of December 31, 2021, the Company determined it is not reasonably certain it will exercise the options to extend its leases or terminate them early. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2021 and 2020, we have no financing leases.
The rates implicit in the Company’s leases are not readily determinable. Therefore, in order to value the Company’s lease liabilities, the Company uses an IBR which reflects the fixed rate at which the Company could borrow a similar amount in the same currency, for the same term, and with similar collateral as in the lease at the commencement date. As of December 31, 2021, the Company measures its lease liabilities at the net present value of the remaining lease payments discounted at the weighted average discount rate of 4.14%. The Company's IBR is estimated to approximate the interest rate on similar terms and payments and in economic environments where the leased asset is located. The weighted average remaining term of the Company’s operating leases is 6.9 years.
Operating lease costs for the periods presented were as follows:

	Year Ended
	December 31, 2021	December 31, 2020
	(In thousands)
Lease cost
Operating lease cost	$5,097	$5,155
Variable lease cost	2,521	2,434
Short-term lease cost	782	395
Total lease cost	$8,400	$7,984
Facilities costs (including rent and utilities) are considered shared costs and are allocated to departments based on headcount. As such, allocated shared costs are reflected in each cost of revenue and operating expense category.

Other supplemental cash flow information related to operating leases for the periods presented is as follows:

	Year Ended
	December 31, 2021	December 31, 2020
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,199	$5,181
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$472	$106
The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(In thousands)
2022	$6,128
2023	5,210
2024	5,033
2025	4,890
2026	5,036
Thereafter	12,357
Total minimum lease payments	$38,654
Less: interest	(5,042)
Total present value of operating lease liabilities	$33,612
8. Commitments and Contingencies
As of December 31, 2021, we had in aggregate $18.2 million in contractual commitments associated with agreements that are enforceable and legally binding, of which $12.3 million are due within the next 12 months. Such amounts do not include obligations under contracts that we can cancel without significant penalty and purchase orders as the purchase orders represent authorizations to purchase rather than binding agreements.
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
9. Credit Agreement
On March 11, 2019, SailPoint Technologies, Inc., as borrower (the “Borrower”), and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time through the date hereof, the “Credit Agreement”). The Credit Agreement is guaranteed by SailPoint Technologies Intermediate Holdings, LLC, a wholly owned subsidiary, and the Borrower’s material domestic subsidiaries (the “Guarantors” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets.
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
The Company had no outstanding revolving credit loan balance under the Credit Agreement as of December 31, 2021 and 2020. The Company was in compliance with all applicable covenants as of December 31, 2021.
The Company incurred total debt issuance costs of $0.8 million in connection with the Credit Agreement, which the net balance is included in other non-current assets on the accompanying consolidated balance sheets as of December 31, 2021 and 2020. These costs are being amortized to interest expense over the life of the Credit Agreement on a straight-line basis. Amortization of debt issuance costs for the years ended December 31, 2021, 2020 and 2019 were $0.2 million, $0.2 million and $0.1 million, respectively, and were recorded in interest expense on the accompanying consolidated statements of operations.
10. Convertible Senior Notes and Capped Call Transactions
In September 2019, the Company issued and sold $400.0 million aggregate principal amount of 0.125% Convertible Senior Notes due 2024 in a private offering (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The net proceeds from the Offering were approximately $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. The Company used $37.1 million of the net proceeds from the Offering to pay the cost of the privately negotiated capped call transactions (the “Capped Call Transactions”) it entered into with the initial purchasers of the Notes or their respective affiliates and another financial institution.
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
Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, in the manner and subject to the terms and conditions provided in the Indenture. It is the Company’s current intent to settle the principal amount of the Notes with cash. The Notes are convertible at an initial conversion rate of approximately 35.1849 shares of common stock per $1,000 principal amount of the Notes, which is equivalent to an initial conversion price of approximately $28.42 per share of common stock, subject to adjustment upon the occurrence of specified events in accordance with the terms of the Indenture.
In addition, following certain corporate events that occur prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Notes in connection with such a corporate event or notice of redemption, as the case may be. For example, upon the occurrence of a make-whole fundamental change, as defined in the Indenture, the Company will, in certain circumstances, increase the conversion rate by a number of additional shares for a holder that elects to convert its Notes in connection with such make-whole fundamental change or during the relevant redemption period.
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
The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company was in compliance with all applicable covenants as of December 31, 2021.
For at least 20 trading days during the period of 30 consecutive trading days ended September 30, 2020, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the Notes on each applicable trading day. This conversion trigger has been met each quarter since then, including the quarter ended December 31, 2021. As a result, the Notes continue to be convertible at the option of the holders during the fiscal quarter ended December 31, 2021 and remained classified as current liabilities on the consolidated balance sheet as of December 31, 2021.
During the year ended December 31, 2021, upon the request of certain holders, the Company settled the conversion of the $10.2 million in aggregate principal amount of the Notes (the “2021 Converted Notes”) with cash and settled all other amounts owed to the respective holders through the issuance of 181,629 shares of the Company's common stock with an aggregate fair value of approximately $10.1 million. The Company recognized an immaterial amount related to the acceleration of unamortized debt issuance costs related to these early note conversions, which was recorded in interest expense on the accompanying consolidated statements of operations. As of the date of this filing, no other holders of the Notes have submitted requests for conversion.
Transaction costs related to the issuance of the Notes were $8.8 million and are being amortized to interest expense at an effective interest method rate of 0.57% over the term of the Notes.
As of December 31, 2021, the Notes have a remaining life of 33 months.
The net carrying amount of the liability and equity components of the Notes for the periods presented is as follows:

	As of
	December 31, 2021	December 31, 2020
	(In thousands)
Liability component
Principal	$389,840	$400,000
Unamortized discount (1)	—	(68,270)
Unamortized issuance costs (1)	(4,668)	(5,058)
Net carrying amount	$385,172	$326,672

Equity component, net of issuance costs (1)	$—	$86,764
(1)    See Note 1 “Description of Business and Summary of Significant Accounting Policies” for more information regarding the effect of adoption of ASU 2020-06.
The interest expense recognized related to the Notes for the periods presented is as follows:

	Year Ended
	December 31, 2021	December 31, 2020
	(In thousands)
Contractual interest expense	$484	$664
Amortization of debt discount (1)	—	16,272
Amortization of debt issuance costs (2)	1,872	1,349
Total	$2,356	$18,285
(1)    See Note 1 “Description of Business and Summary of Significant Accounting Policies” for more information regarding the effect of adoption of ASU 2020-06.
(2)    Amortization of debt issuance costs includes the acceleration of unamortized debt issuance costs related to the partial conversion of the Notes.
As of December 31, 2021, the total estimated fair value of the Notes was $692.7 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, such as the quoted price of the Notes in an over-the-counter market.
Capped Call Transactions
In September 2019, in connection with the pricing of the Notes and in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, the Company entered into privately negotiated Capped Call Transactions with the initial purchasers or their respective affiliates and another financial institution. The Capped Call Transactions are generally expected to reduce potential dilution to common stock upon any conversion of the Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial strike price of $28.42 per share, which corresponds to the initial conversion price of the Notes and is subject to certain adjustments, and an initial cap price of $41.34 per share, which is subject to certain adjustments. For accounting purposes, the Capped Call Transactions are separate transactions and not part of the terms of the Notes. As the Capped Call Transactions are considered indexed to our own stock and are considered equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $37.1 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid in capital.

The Capped Call Transactions initially covered, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, approximately 14.1 million shares of common stock. In connection with the settlement of the 2021 Converted Notes during the year ended December 31, 2021, the Company terminated a pro rata amount of the Capped Call Transactions pursuant to the terms thereof. As a result of this pro rata termination, the Company received 37,301 shares of its common stock with an aggregate value of approximately $1.9 million based on the trading price of our common stock at that time. As of December 31, 2021, the Capped Call Transactions cover, subject to anti-dilution adjustments, 13.7 million shares of our common stock.
11. Related Party Transactions
The Company did not have any related party balances or incur any material related party transactions as of and during the years ended December 31, 2021, 2020 and 2019.
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
Preferred Stock
The company is authorized, subject to any limitations prescribed by law, without stockholder approval, to issue up to an aggregate of 10 million shares of preferred stock, in one or more series, each series to have such rights, preferences and limitations, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences as determined by the board of directors. As of December 31, 2021, the Company does not have any shares of preferred stock outstanding and currently has no plans to issue shares of preferred stock.
13. Stock-Based Compensation
2015 Stock Option Plans
In 2015, the Company adopted (i) the Amended and Restated 2015 Stock Option and Grant Plan and (ii) the 2015 Stock Incentive Plan (together the “2015 Stock Option Plans”) under which it may grant incentive stock options (“ISOs”), nonqualified stock options for the right to purchase shares of common stock and restricted stock units (“RSUs”). The 2015 Stock Option Plans reserve 5.0 million shares of common stock for issuance pursuant to ISOs, 0.5 million shares of common stock for issuance pursuant to RSUs and 0.25 million shares of common stock for issuance under the 2015 Stock Incentive Plan. Under the 2015 Stock Option Plan, ISOs may not be granted at less than fair market value on the date of the grant and generally vest over a four-year period based on continued service. Options generally expire ten years after the grant date.
As of December 31, 2021, 0.7 million shares were available for issuance under the 2015 Stock Option Plans, including approximately 36 thousand shares available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.
2017 Long Term Incentive Plan
In November 2017, the Company’s Board of Directors (the “Board”) adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options to purchase shares of common stock and RSUs. As of December 31, 2021, the Company had reserved 22.1 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan will be increased on each January 1 hereafter by 4.4 million shares of common stock. Options and RSUs granted under the 2017 Plan generally vest over terms of one to four years based on continued service and generally expire ten years after the grant date. Common stock subject to an award that expires or is canceled, forfeited, exchanged, settled in cash or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan.
As of December 31, 2021, 13.5 million shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.
The fair value for the Company’s stock options granted and Employee Stock Purchase Plan ("ESPP") purchase rights, as discussed further below, during the periods presented were estimated at grant date using a Black-Scholes option-pricing model using the following weighted average assumptions:

	December 31, 2021	December 31, 2020	December 31, 2019
Stock Options
Expected dividend rate	—%	—%	—%
Expected volatility	47.3%- 50.8%	50.0% - 56.2%	38.8% - 46.0%
Risk-free interest rate	0.80% - 1.14%	0.36% - 1.53%	1.39% - 2.59%
Expected term (in years)	6.25	6.25	6.25

ESPP
Expected dividend rate	—%	—%	—%
Expected volatility	47.9% - 50.8%	48.1% - 56.2%	39.8% - 48.1%
Risk-free interest rate	0.04% - 0.09%	0.10% - 1.57%	1.62% - 2.44%
Expected term (in years)	0.50	0.50	0.42 0.50

Stock Options
The following table summarizes stock option activity for the periods presented:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(Years)	(In thousands)
Balances at December 31, 2018	2,817	$6.64	8.0	$47,589
Granted	1,068	$26.63
Exercised	(730)	$4.18
Forfeited	(369)	$16.31
Balances at December 31, 2019	2,786	$13.67	7.7	$31,489
Options vested and expected to vest at December 31, 2019	2,786	$13.67	7.7	$31,489
Options vested and exercisable at December 31, 2019	1,143	$6.17	6.4	$19,964
Balances at December 31, 2019	2,786	$13.67	7.7	$31,489
Granted	617	$25.30
Exercised	(763)	$7.82
Forfeited	(236)	$20.35
Balances at December 31, 2020	2,404	$17.85	7.7	$85,064
Options vested and expected to vest at December 31, 2020	2,404	$17.85	7.7	$85,064
Options vested and exercisable at December 31, 2020	1,064	$12.00	6.7	$43,889
Balance at December 31, 2020	2,404	$17.85	7.7	$85,064
Granted	304	$60.57
Exercised	(609)	$12.50
Forfeited	(198)	$26.39
Balances at December 31, 2021	1,901	$25.52	7.0	$46,895
Options vested and expected to vest at December 31, 2021	1,901	$25.52	7.0	$46,895
Options vested and exercisable at December 31, 2021	1,097	$16.70	6.2	$34,711

The following table summarizes the status of the Company’s non-vested stock options for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)	(Per share)
Non-vested at December 31, 2018	1,728	$5.47
Granted	1,068	$11.36
Vested	(781)	$5.35
Forfeited	(370)	$7.60
Non-vested at December 31, 2019	1,645	$8.88
Granted	617	$13.44
Vested	(686)	$8.36
Forfeited	(236)	$9.44
Non-vested at December 31, 2020	1,340	$11.17
Granted	304	$29.51
Vested	(642)	$10.54
Forfeited	(198)	$12.90
Non-vested at December 31, 2021	804	$18.18
The Company expects all outstanding stock options at December 31, 2021 to fully vest. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $6.8 million, $5.7 million and $4.2 million, respectively.
The total unrecognized compensation expense related to non-vested stock options granted is $12.5 million and is expected to be recognized over a weighted average period of 2.2 years as of December 31, 2021.
Incentive Unit Plan
In 2014 and 2015, the Company granted shares of the Company’s common stock (the “incentive units”) to certain members of management pursuant to restricted stock agreements.
The incentive units were granted with an exercise price equal to the fair market value on the date of grant, are subject to vesting, and if exercised in advance of vesting were subject to the Company’s right to repurchase until vested.
The Company did not grant any additional incentive units during the years ended December 31, 2021, 2020 or 2019. During the year ended December 31, 2019, all of the remaining 0.7 million incentive units were vested with a weighted average grant date fair value of $0.05 per share. Therefore, as of December 31, 2021, there is no further unrecognized compensation expense or intrinsic value related to non-vested incentive units.

Restricted Stock Units
The following provides a summary of the RSU activity for the Company for the periods presented:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(Years)	(In thousands)
Balances at December 31, 2018	1,148	$15.40	1.8	$26,967
Granted	1,363	$27.22
Vested	(336)	$15.94
Forfeited	(294)	$20.47
Balances at December 31, 2019	1,881	$23.08	1.6	$44,386
Units expected to vest at December 31, 2019	1,881	$23.08	1.6	$44,386
Balances at December 31, 2019	1,881	$23.08	1.6	$44,386
Granted	2,113	$24.13
Vested	(589)	$22.26
Forfeited	(270)	$23.63
Balances at December 31, 2020	3,135	$23.90	1.4	$166,927
Units expected to vest at December 31, 2020	3,135	$23.90	1.4	$166,927
Balances at December 31, 2020	3,135	$23.90	1.4	$166,927
Granted	2,544	$53.47
Vested	(1,467)	$27.71
Forfeited	(581)	$35.84
Balances at December 31, 2021	3,631	$41.17	1.4	$175,508
Units expected to vest at December 31, 2021	3,631	$41.17	1.4	$175,508
The Company expects all outstanding RSUs to fully vest. The total unrecognized compensation expense related to RSUs was $132.6 million as of December 31, 2021 and is expected to be recognized over a weighted average period of 2.7 years.
Employee Stock Purchase Plan
The Company initially reserved 1.8 million shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP will increases each January 1 by 0.9 million shares of common stock. The ESPP will continue in effect unless terminated prior thereto by the Company’s Board or Compensation Committee, each of which has the right to terminate the ESPP at any time.
As of December 31, 2021, 3.2 million shares were available for issuance under the ESPP. During the years ended December 31, 2021, 2020 and 2019, approximately 0.3 million, 0.4 million and 0.4 million shares of common stock have been purchased or distributed pursuant to the ESPP, respectively.

A summary of the Company’s stock-based compensation expense, which includes stock options, incentive units, RSUs and the ESPP, is presented below:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Stock options	$6,544	$5,725	$4,958
Incentive units	—	—	351
RSUs	41,690	20,819	11,213
ESPP	3,523	2,513	2,192
Total stock-based compensation expense	$51,757	$29,057	$18,714
A summary of the Company’s stock-based compensation expense as recognized on the consolidated statements of operations is presented below:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenue - subscription	$3,688	$1,758	$1,142
Cost of revenue - services and other	3,733	1,963	1,379
Research and development	12,827	6,282	3,517
General and administrative	10,563	6,802	5,990
Sales and marketing	20,946	12,252	6,686
Total stock-based compensation expense	$51,757	$29,057	$18,714

14. Balance Sheet Related Items
Property and Equipment, Net
The cost and accumulated depreciation of property and equipment are as follows:

	As of December 31,
	2021	2020
	(In thousands)
Computer equipment	$15,431	$12,691
Furniture and fixtures	4,626	4,392
Leasehold improvements	14,948	14,761
Other	1,583	1,534
Total property and equipment	$36,588	$33,378
Less: accumulated depreciation	(19,437)	(13,935)
Total property and equipment, net	$17,151	$19,443
Depreciation expense was $6.4 million, $5.7 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. There were no impairments of our property and equipment for the years ended December 31, 2021, 2020 and 2019.
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

Prepayments and other current assets consisted of the following:

	As of December 31,
	2021	2020
	(In thousands)
Contract assets	31,640	10,679
Prepaid expenses	13,746	12,411
Other	4,060	2,814
Total prepayments and other current assets	$49,446	$25,904
Other non-current assets consisted of the following:

	As of December 31,
	2021	2020
	(In thousands)
Contract assets	16,991	14,225
Prepaid expenses	597	132
Other	386	659
Total other non-current assets	$17,974	$15,016

Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following:

	As of December 31,
	2021	2020
	(In thousands)
Commissions	$27,578	$15,169
Bonus	24,753	20,525
Operating lease liabilities - current	4,795	4,435
Payroll and related benefits	10,505	6,163
Indemnification holdbacks	—	2,500
Other	22,341	10,668
Total accrued expenses and other liabilities	$89,972	$59,460
15. Income Taxes
Income Taxes
Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which the Company conducts business.
The following table presents consolidated loss before income taxes:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Domestic	$(64,507)	$(15,159)	$(11,289)
Foreign	3,059	(524)	(1,799)
Total loss before income taxes	$(61,448)	$(15,683)	$(13,088)

The provision expense (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current
Federal	$—	$—	$—
State	116	399	845
Foreign	3,417	1,999	1,820
Total current	3,533	2,398	2,665
Deferred
Federal	(2,488)	(6,242)	(5,731)
State	(932)	(940)	(1,354)
Foreign	73	(136)	(168)
Total deferred	(3,347)	(7,318)	(7,253)
Provision expense (benefit) for income taxes	$186	$(4,920)	$(4,588)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes are as follows:

	As of December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Research and development and other credits	$18,099	$12,346
Net operating loss carryforward	39,998	10,370
Disallowed interest carryforward	2,262	—
Deferred revenue	15,225	11,574
Stock compensation	5,687	4,959
Operating lease liabilities	8,102	9,170
Accrued expenses	5,684	5,094
Convertible debt premium	4,905	6,878
Other	209	187
Total deferred tax assets	100,171	60,578
Less valuation allowance for deferred tax assets	(47,321)	(7,435)
Net deferred tax asset	52,850	53,143
Deferred tax liabilities:
Depreciable and amortizable assets	(3,096)	(3,471)
Operating lease ROU assets	(5,723)	(6,601)
Prepaid expenses	(23,120)	(13,331)
Convertible senior notes	—	(16,405)
Intangibles	(16,864)	(14,664)
Total deferred tax liabilities	(48,803)	(54,472)
Net deferred tax asset (liability)	$4,047	$(1,329)
As of December 31, 2021, the Company has federal, state and foreign net operating loss carryforwards of $138.0 million, $81.2 million and $21.7 million, respectively. Approximately $12.6 million of the federal net operating loss carryforwards will begin to expire in 2033 and $125.4 million do not expire. The state net operating loss carryforwards will begin to expire in 2029, if not utilized. The foreign net operating losses do not expire.

As of December 31, 2021, the Company has federal and state research and development credit carryforwards of $15.6 million and $4.7 million, respectively. The federal and state research and development credits will begin to expire in 2025 and 2034, respectively, if not utilized.
The use of certain loss and credit carryforwards is subject to an annual limitation, which may cause them to expire unused. Management has determined that the annual limitation will result in the expiration of approximately $13.2 million and $0.8 million of net operating losses and research and development carryforwards, respectively.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's ability to realize its deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income. The Company has a valuation allowance of $47.3 million and $7.4 million as of December 31, 2021 and 2020, respectively, related to loss and credit carryforwards. The increase in valuation allowance is primarily due to acquiring and generating net operating loss carryforwards and the decrease in objectively verifiable future taxable income for convertible senior notes upon early adoption of ASU 2020-06.
The following table reconciles the Company’s effective tax rate to the federal statutory tax rate:

	Year Ended December 31,
	2021	2020	2019
U.S. federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.0	5.4	4.1
Foreign tax rate differentials	(0.4)	(1.0)	(0.8)
Foreign tax on earnings	(1.7)	(4.4)	(5.2)
Research and development credits	7.8	19.4	14.4
Nondeductible officer compensation	(3.5)	(0.5)	(0.9)
Stock-based compensation	13.6	11.5	16.9
Change in valuation allowance	(38.7)	(16.3)	(11.3)
Other	(3.4)	(3.7)	(3.1)
Total	(0.3)%	31.4%	35.1%
The reconciliation of unrecognized tax benefits is as follows:

	Year Ended Year Ended December 31,
	2021	2020	2019
	(In thousands)
Beginning Balance	$2,506	$2,307	$2,287
Additions based on tax positions related to prior year	—	31	—
Reductions based on tax positions related to prior year	(1,078)	(229)	(204)
Additions based on tax positions related to current year	1,025	397	224
Ending Balance	$2,453	$2,506	$2,307
Included in the balance of unrecognized tax benefits as of December 31, 2021, 2020 and 2019 is $0.8 million, $2.5 million and $2.3 million, respectively, of tax benefits that, if recognized, would affect the Company's effective tax rate.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the years ended December 31, 2021, 2020 and 2019 the Company did not record any material interest or penalties.
The Company files income tax returns in the U.S. federal, states, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years before 2018 and is no longer subject to state, local and foreign income tax examinations by tax authorities for years before 2015. The Company is currently under audit for income tax in a single foreign jurisdiction. The audit is ongoing and is not expected to materially impact the consolidated financial statements.
The global intangible low-taxed income (“GILTI”) provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require us to include in our U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. For the years ended December 31, 2021 and 2020, the

Company determined it was in an aggregated net loss position with respect to its controlled foreign corporations. Thus, there is no GILTI tax liability as of December 31, 2021 or 2020.
16. Net Loss Per Share Attributable to Common Stockholders
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
The following table sets forth the calculation of basic and diluted net loss per share for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Numerator
Net loss	$(61,634)	$(10,763)	$(8,500)
Net loss available to common stockholders	$(61,634)	$(10,763)	$(8,500)

Denominator
Weighted average shares outstanding
Basic	92,664	90,512	88,907
Diluted	92,664	90,512	88,907

Net loss attributable to common stockholders per share
Basic	$(0.67)	$(0.12)	$(0.10)
Diluted	$(0.67)	$(0.12)	$(0.10)
The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share attributable to common stockholders for the periods presented because their effect would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Stock options to purchase common stock	2,245	2,738	3,037
RSUs issued and outstanding	3,536	3,027	1,899
ESPP	84	115	15
Convertible senior notes	10,182	1,311	—
Total	16,047	7,191	4,951
As we expect to settle the principal amount of the Notes in cash and any excess in shares of the Company’s common stock, the Company uses the if-converted method for calculating any potential dilutive effect of the conversion spread on diluted net income per share, if applicable. The conversion spread of approximately 13.7 million shares will have a dilutive impact on diluted net income per share of common stock when the average market price of our common stock for a given period exceeds the conversion price of $28.42 per share.
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
The following is a summary of consolidated revenues within geographic areas for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$302,524	$263,332	$204,500
EMEA (1)	80,838	62,249	54,315
Rest of the World (1)	55,592	39,673	29,700
Total revenue	$438,954	$365,254	$288,515
(1)No single country outside of the United states represented more than 10% of our revenue.
18. Employee Benefit Plans
The Company has established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a percentage of their annual compensation as defined in the 401(k) Plan. The Company matches portions of employees' voluntary contributions. Additional employer contributions in the form of profit sharing may also be made at the Company's discretion. The Company recorded expense of $2.2 million for matching contributions to the 401(k) Plan for the year ended December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), to allow timely decisions regarding disclosure. Our management, with the participation of our PEO and PFO, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021 and, based on such evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective as of such date.
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
In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013 framework). Based on such assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. This report is included within Part II, Item 8 of this Annual Report under the heading “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.
Item 11. Executive Compensation
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information called for by this item will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
1. Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.
2. Financial Statement Schedules
All schedules have been omitted as the required information is either included in the consolidated financial statements or notes thereto, or not required, or not applicable.
3. See Item 15(b)
(b) Exhibits:

Exhibit Number	Description

2.1***
Agreement and Plan of Merger, by and among SailPoint Technologies, Inc., Whaler Merger Sub, Inc., Orkus, Inc., and Aspect Ventures II, L.P., dated as of October 7, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 16, 2019).

2.2***
Agreement and Plan of Merger, by and among SailPoint Technologies, Inc., Osprey Merger Sub, Inc., Overwatch.ID, Inc., and Shareholder Representative Services LLC, dated as of October 10, 2019 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 16, 2019).

3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

4.1
Form of common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

4.2
Indenture, dated as of September 24, 2019, between SailPoint Technologies Holdings, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 25, 2019).

4.3	Form of 0.125% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 25, 2019).

4.4	Description of Securities of the Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.1
Lease, dated October 2, 2017, by and between BDN Four Points Land LP and SailPoint Technologies, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 20, 2017).

10.2+
Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 20, 2017).

10.3+
SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan. (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, filed with the SEC on May 21, 2018).

10.4+
Form of Notice of Grant of Stock Option under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

Exhibit Number	Description

10.5+
Form of Stock Option Agreement under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.6+
Form of Notice of Stock Option Exercise under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.7+
Form of Notice of Grant of Restricted Stock Units under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.8+
Form of Restricted Stock Unit Agreement under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.11 the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.9+
Amended and Restated Senior Management and Restricted Stock Agreement, dated November 5, 2017, by and among SailPoint Technologies Holdings, Inc., SailPoint Technologies, Inc. and Mark McClain (incorporated by reference to Exhibit 10.12 to Amendment No. 3 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 14, 2017).

10.10+
Amendment No. 1 to Amended and Restated Senior Management and Restricted Stock Agreement, dated as of April 2, 2019, by and among the Company, SailPoint Technologies, Inc. and Mark McClain (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.11+
Form of Amended and Restated Restricted Stock Agreement by and among SailPoint Technologies Holdings, Inc. and [Purchaser] (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017).

10.12+
Form of Early Exercise Incentive Stock Option Agreement under the SailPoint Technologies, Holdings, Inc. Amended and Restated 2015 Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.13+
SailPoint Technologies Holdings, Inc. Amended and Restated 2015 Stock Option and Grant Plan (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.14+
Form of Non-qualified Stock Option Agreement under the SailPoint Technologies Holdings, Inc. 2015 Stock Option and Grant Plan (Time and Performance Vesting) (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.15+
Form of Non-qualified Stock Option Agreement under the SailPoint Technologies Holdings, Inc. 2015 Stock Option and Grant Plan (Time-Based Vesting) (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.16+
Form of Incentive Stock Option Agreement under the SailPoint Technologies Holdings, Inc. 2015 Stock Option and Grant Plan (Time and Performance Vesting) (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.17+
Form of Incentive Stock Option Agreement under the SailPoint Technologies Holdings, Inc. 2015 Stock Option and Grant Plan (Time-Based Vesting) (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.18+
Form of Restricted Stock Agreement under the SailPoint Technologies Holdings, Inc. 2015 Stock Option and Grant Plan (Time-Based Vesting) (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.19+
SailPoint Technologies Holdings, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

Exhibit Number	Description

10.20+
Form of Notice of Option Grant under the SailPoint Technologies Holdings, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.21+
Form of Notice of Grant of Restricted Share Units under the SailPoint Technologies Holdings, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.22+
Form of Restricted Share Unit Agreement under the SailPoint Technologies Holdings, Inc. 2015 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.23+	SailPoint Technologies Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

10.24+
Form of Notice of Grant of Restricted Stock Units (Non-Employee Directors) under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.35 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.25+
Form of Restricted Stock Unit Agreement (Non-Employee Directors) under the SailPoint Technologies Holdings, Inc. 2017 Long Term Incentive Plan (incorporated by reference to Exhibit 10.36 to Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed with the SEC on November 6, 2017).

10.26+*	Summary of Non-Employee Director Compensation.

10.27+*	SailPoint Technologies Holdings, Inc. Severance Pay Plan, dated November 6, 2018.

10.28
Credit Agreement, dated as of March 11, 2019, among the Company, SailPoint Technologies, Inc., the other loan parties party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, sole lead arranger and sole bookrunner, and Royal Bank of Canada and Bank of America, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2019).

10.29
Amendment No. 1 to Credit Agreement, dated as of September 18, 2019, among the Company, SailPoint Technologies, Inc., the other loan parties party thereto, the lenders party thereto, Citibank, N.A., as administrative agent, and certain lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2019).

10.30	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 25, 2019).

10.31+
Form of Confidential Separation Agreement and General Release of Claims, by and between SailPoint Technologies, Inc. and [Officer] (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2020).

10.32+
Offer Letter, dated May 3, 2019, by and between SailPoint Technologies, Inc. and Jason Ream (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.33+
Offer Letter, dated August 19, 2019, by and between SailPoint Technologies, Inc. and Matt Mills (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.34+*	Offer Letter, dated March 6, 2020, by and between SailPoint Technologies, Inc. and Grady Summers.

10.35+*	Offer Letter, dated February 1, 2017, by and between SailPoint Technologies, Inc. and Chris Schmitt.

10.36+*	Offer Letter, dated August 30, 2021, by and between SailPoint Technologies, Inc. and Cam McMartin.

Exhibit Number	Description
21.1*	List of subsidiaries of the Company.

23.1*	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*    Filed herewith.
**    Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).
***    Certain schedules and exhibits have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.
+    Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SailPoint Technologies Holdings, Inc.,

Date: February 28, 2022	By:	/s/ Mark McClain
Mark McClain Chief Executive Officer and Director

Date: February 28, 2022	By:	/s/ Cam McMartin
Cam McMartin Interim Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark McClain	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Mark McClain

/s/ Cam McMartin	Interim Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	February 28, 2022
Cam McMartin

/s/ William Gregory Bock	Director	February 28, 2022
William Gregory Bock

/s/ Ronald J. Green	Director	February 28, 2022
Ronald J. Green

/s/ Heidi Melin	Director	February 28, 2022
Heidi Melin

/s/ Tracey E. Newell	Director	February 28, 2022
Tracey E. Newell

/s/ James Michael Pflaging	Director	February 28, 2022
James Michael Pflaging

/s/ Sudhakar Ramakrishna	Director	February 28, 2022
Sudhakar Ramakrishna

/s/ Michael J. Sullivan	Director	February 28, 2022
Michael J. Sullivan