Form 10-Q
period 2022-03-31
Sailpoint Technologies Holdings, Inc.
filed 2022-05-05
CIK 1627857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The registrant had 94,276,861 shares of common stock outstanding as of April 28, 2022.

SailPoint Technologies Holdings, Inc.

PART I
ITEM 1. Financial Statements (Unaudited)
SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of
	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$414,640	$435,445
Restricted cash	6,712	6,719
Accounts receivable, net of allowances of $348 and $564	108,470	147,156
Deferred contract acquisition costs, current	27,555	25,966
Contract assets, current	35,115	31,640
Prepayments and other current assets	22,496	17,806
Income taxes receivable	505	506
Total current assets	615,493	665,238
Deferred tax asset - non-current	4,047	4,047
Property and equipment, net	16,319	17,151
Right-of-use assets, net	24,882	23,806
Deferred contract acquisition costs, non-current	68,868	68,725
Contract assets - non-current, net of allowances of $2,365 and $2,386	18,877	16,991
Other non-current assets	1,369	983
Goodwill	289,430	289,430
Intangible assets, net	69,292	73,469
Total assets	$1,108,577	$1,159,840
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,263	$6,097
Accrued expenses and other liabilities	54,577	89,972
Income taxes payable	1,305	1,413
Convertible senior notes, net	385,599	385,172
Deferred revenue	214,686	218,937
Total current liabilities	664,430	701,591
Long-term operating lease liabilities	29,585	28,817
Deferred revenue - non-current	27,122	25,193
Total liabilities	721,137	755,601
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 94,253 shares as of March 31, 2022 and 93,764 shares as of December 31, 2021	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Additional paid in capital	498,195	481,910
Accumulated deficit	(110,764)	(77,680)
Total stockholders' equity	387,440	404,239
Total liabilities and stockholders’ equity	$1,108,577	$1,159,840
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue
Licenses	$15,271	$19,235
Subscription	85,591	59,242
Services and other	14,558	12,285
Total revenue	115,420	90,762
Cost of revenue
Licenses	1,378	1,247
Subscription	19,966	11,304
Services and other	13,837	11,799
Total cost of revenue	35,181	24,350
Gross profit	80,239	66,412
Operating expenses
Research and development	31,046	19,566
General and administrative	13,987	11,267
Sales and marketing	65,730	51,162
Total operating expenses	110,763	81,995
Loss from operations	(30,524)	(15,583)
Other expense, net
Interest income	24	200
Interest expense	(899)	(789)
Other expense, net	(660)	(1)
Total other expense, net	(1,535)	(590)
Loss before income taxes	(32,059)	(16,173)
Income tax (expense) benefit	(1,025)	882
Net loss	$(33,084)	$(15,291)
Net loss per share
Basic	$(0.35)	$(0.17)
Diluted	$(0.35)	$(0.17)
Weighted average shares outstanding
Basic	93,939	91,684
Diluted	93,939	91,684
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Three Months Ended March 31, 2022
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at December 31, 2021	93,764	$9	$481,910	$(77,680)	$404,239
Exercise of stock options	77	—	1,330	—	1,330
Restricted stock units vested, net of tax settlement	412	—	(846)	—	(846)
Stock-based compensation expense	—	—	15,801	—	15,801
Net loss	—	—	—	(33,084)	(33,084)
Balance at March 31, 2022	94,253	$9	$498,195	$(110,764)	$387,440

	For the Three Months Ended March 31, 2021
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at December 31 2020	91,386	$9	$484,012	$(19,411)	$464,610
Cumulative effect adjustment from the adoption of ASU 2020-06	—	—	(65,517)	2,766	(62,751)
Exercise of stock options	188	—	1,608	—	1,608
Restricted stock units vested, net of tax settlement	509	—	(1,293)	—	(1,293)
Stock-based compensation expense	—	—	10,073	—	10,073
Partial conversion of convertible senior notes	182	—	—	—	—
Settlement of capped calls related to partial conversion of convertible senior notes	(37)	—	—	—	—
Net loss	—	—	—	(15,291)	(15,291)
Balance at March 31, 2021	92,228	$9	$428,883	$(31,936)	$396,956

See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating activities
Net loss	$(33,084)	$(15,291)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,712	4,784
Amortization of debt issuance costs	468	633
Amortization of contract acquisition costs	6,933	4,328
Loss on disposal of fixed assets	15	27
Provision for credit losses	(106)	102
Stock-based compensation expense	15,801	10,073
Operating leases, net	(288)	(205)
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	38,771	27,854
Deferred contract acquisition costs	(8,665)	(6,587)
Contract assets	(5,340)	(4,445)
Prepayments and other current assets	(4,663)	23
Other non-current assets	(427)	1,473
Accounts payable	2,166	(369)
Accrued expenses and other liabilities	(35,415)	(22,161)
Income taxes	(107)	(2,228)
Deferred revenue	(2,322)	(10,177)
Net cash used in operating activities	(20,551)	(12,166)
Investing activities
Purchase of property and equipment	(749)	(818)
Proceeds from sale of property and equipment	4	2
Purchase of intangibles	—	(40)
Business acquisitions, net of cash acquired	—	(71,196)
Net cash used in investing activities	(745)	(72,052)
Financing activities
Payments for partial conversion of convertible senior notes	—	(10,160)
Taxes associated with net issuances of shares upon vesting of restricted stock units	(846)	(1,293)
Exercise of stock options	1,330	1,608
Net cash provided by (used in) financing activities	484	(9,845)
Net decrease in cash, cash equivalents and restricted cash	(20,812)	(94,063)
Cash, cash equivalents and restricted cash, beginning of period	442,164	516,644
Cash, cash equivalents and restricted cash, end of period	$421,352	$422,581
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
Merger Agreement
On April 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Project Hotel California Holdings, LP, a Delaware limited partnership (“Parent”), and Project Hotel California Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo Fund XV, L.P. (the “Thoma Bravo Fund”), managed by Thoma Bravo, L.P. (“Thoma Bravo”).
As a result of the Merger, each share of the Company’s common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (subject to certain exceptions, including shares of common stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware (the “DGCL”)) will, at the Effective Time, automatically be converted into the right to receive $65.25 in cash (the “Merger Consideration”), subject to applicable withholding taxes.
The transaction is expected to close in the second half of 2022, subject to customary closing conditions, including approval by SailPoint stockholders and receipt of regulatory approvals. Upon closing of the transaction, SailPoint’s common stock will no longer be listed on any public market. See Note 14 “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding the Merger.
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
The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the balance sheets, statements of operations, statements of stockholders’ equity and the statements of cash flows for the interim periods but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2022 or any future period.
These financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 28, 2022 (the “Annual Report”).
Certain items have been reclassified in the prior year financial statements to conform to the presentation and classifications used in the current year. These reclassifications had no net effect on the Company’s consolidated operating results, financial position or cash flows.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple performance obligations in revenue recognition, the expected period of benefit of deferred contract acquisition costs, the collectability of accounts receivable, stock-based compensation expense, recognition and measurement of income tax positions, realizability of deferred tax assets and the valuation, and estimated useful lives and impairment of intangible assets and goodwill arising from business combinations. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Concentration of Credit Risk and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of March 31, 2022 and December 31, 2021, no individual entity represented more than 10% of the balance in accounts receivable. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company. No customer represented more than 10% of revenue for the three months ended March 31, 2022 or 2021. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s consolidated revenues or net assets.
Significant Accounting Policies
The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes in the Annual Report, most notably Note 1 “Description of Business and Summary of Significant Accounting Policies.” There have been no changes to our significant accounting policies described in the Annual Report that have had a material impact on our unaudited condensed consolidated financial statements and related notes.
Recently Issued Accounting Standards Not Yet Adopted
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires application of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations, and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for us beginning January 1, 2023 and interim periods therein, with early adoption permitted.
2. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue by geographic region based on the customer’s location is presented in Note 13 “Geographic Information.”

The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	Licenses	SaaS (1)	Maintenance and Support (1)	Other Subscription Services (1)	Total Subscription	Services and Other
	(In thousands)
Three Months Ended March 31, 2022
Revenue recognized at a point in time	$15,271	$—	$—	$—	$—	$—
Revenue recognized over time	—	41,127	42,332	2,132	85,591	14,558
Total revenue	$15,271	$41,127	$42,332	$2,132	$85,591	$14,558

Three Months Ended March 31, 2021
Revenue recognized at a point in time	$19,235	$—	$—	$—	$—	$—
Revenue recognized over time	—	21,889	35,474	1,879	59,242	12,285
Total revenue	$19,235	$21,889	$35,474	$1,879	$59,242	$12,285

(1) Subscription revenue is further disaggregated into Software as a Service ("SaaS"), Maintenance and Support and Other Subscription Services revenue in the table above.
Contract Balances
A summary of the activity impacting our contract balances during the reporting periods is presented below:

	Contract Acquisition Costs
	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Beginning Balance	$94,691	$54,102
Additional deferred contract acquisition costs	8,665	6,587
Amortization of deferred contract acquisition costs	(6,933)	(4,328)
Ending Balance	$96,423	$56,361
There were no material impairments of deferred contract acquisition costs for the periods ended March 31, 2022 or 2021.

	Deferred Revenue
	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Beginning Balance	$244,130	$184,718
Decrease, net	(2,322)	(8,441)
Ending Balance	$241,808	$176,277
Deferred revenue, which is netted with unbilled amounts at the contract level, is a contract liability, and consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as the revenue recognition criteria are met. Revenue recognized that was previously deferred was $98.6 million during the three months ended March 31, 2022, compared to $63.0 million during the three months ended March 31, 2021. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance obligations and customer billings.
Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at the contract level, and typically result from sales contracts when revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. During the three months ended March 31, 2022 and 2021, amounts reclassified from contract assets to accounts receivable were $8.6 million and $0.8 million, respectively. Total contract assets as of March 31, 2021 and December 31, 2020 were $29.3 million and $24.9 million, respectively.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract revenue that has not yet been recognized and is included in deferred revenue, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of March 31, 2022, amounts allocated to these additional performance obligations are $577.9 million, of which we expect to recognize $310.1 million as revenue over the next 12 months with the remaining balance recognized over the period from 2023 to 2028. The additional performance obligations include $95.1 million of current unbilled receivables and $240.7 million of long-term unbilled receivables.
3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s financial assets that are measured at fair value on a recurring basis:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents
Money market funds	$78,334	—	—	$78,334
Total cash equivalents	$78,334	—	—	$78,334

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents
Money market funds	$24,996	—	—	$24,996
Total cash equivalents	$24,996	—	—	$24,996
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 instruments as their carrying values approximate their fair values due to their short maturities as of March 31, 2022 and December 31, 2021 and therefore are excluded from the fair value tables above.
See Note 9 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Notes (as defined below) as of March 31, 2022.

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
Additional Acquisition Related Information
The operating results of the acquired companies are included in our unaudited condensed consolidated statement of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our unaudited condensed consolidated statement of operations. During the three months ended March 31, 2021, acquisition related costs were $1.9 million, which included primarily legal, accounting and consulting professional service fees and have been included in general and administrative expenses on the unaudited condensed consolidated statement of operations.
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

5. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. As of March 31, 2022 and December 31, 2021, the carrying amount of goodwill was $289.4 million. There was no change in the carrying amounts of goodwill for the three months ended March 31, 2022. There were no impairments of goodwill during the periods ended March 31, 2022 or 2021.
Intangible Assets
Total cost and amortization of intangible assets are comprised of the following:

		As of
	Weighted Average Useful Life	March 31, 2022	December 31, 2021
Intangible assets, net	(In years)	(In thousands)
Customer lists	14.6	$49,200	$49,200
Developed technology	8.6	66,260	66,260
Trade names and trademarks	17.0	24,500	24,500
Other intangible assets	4.8	2,976	2,976
Total intangible assets		142,936	142,936
Less: Accumulated amortization		(73,644)	(69,467)
Total intangible assets, net		$69,292	$73,469
Amortization expense for the periods presented is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Cost of revenue - licenses	$829	$1,008
Cost of revenue - subscription	1,552	857
Research and development	169	168
Sales and marketing	1,627	1,220
Total amortization expense	$4,177	$3,253
Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments of intangible assets during the three month period ended March 31, 2022 or 2021.
The total estimated future amortization expense of these intangible assets as of March 31, 2022 is as follows:

Year Ending December 31,	(In thousands)
2022 (except the three months ended March 31, 2022)	$12,542
2023	16,557
2024	12,674
2025	8,175
2026	4,968
Thereafter	14,376
Total amortization expense	$69,292

6. Leases
Letters of Credit
As of March 31, 2022 and December 31, 2021, the Company had an aggregate of $6.0 million of cash collateral for an unconditional standby letter of credit related to the Company’s corporate headquarters lease. The Company is also required to maintain a small amount of restricted cash to guarantee rent payments for our subsidiaries.
Operating Leases
As of March 31, 2022, our leases, which primarily consist of office leases, have remaining lease terms of less than one year to seven years. Certain leases include early termination and/or extension options; however, exercise of these options is at the Company’s sole discretion. As of March 31, 2022, the Company determined that it is not reasonably certain that it will exercise the options to extend its leases or terminate them early. As of March 31, 2022, we have no financing leases and no material sub-leases, and our non-cancelable operating lease commitments exclude variable consideration.
The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(In thousands)
2022 (except the three months ended March 31, 2022)	$4,299
2023	5,360
2024	5,025
2025	4,890
2026	5,036
Thereafter	12,357
Total minimum lease payments	36,967
Less: interest	(2,567)
Total present value of operating lease liabilities	$34,400

Current operating lease liabilities	$4,815
Long-term operating lease liabilities	29,585
Total operating lease liabilities	$34,400
7. Commitments and Contingencies
Contingencies
The completion of the Merger with Thoma Bravo remains subject to customary closing conditions. As part of the Merger, the Company has incurred approximately $0.6 million through March 31, 2022 in Merger-related expenses and expects to incur additional liabilities of approximately $69.4 million that are contingent on the deal consummation. These liabilities include banker fees, legal fees and other third party professional fees.
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
8. Credit Agreement
On March 11, 2019, SailPoint Technologies, Inc., as borrower (the "Borrower"), and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, restated, amended and restated, supplemented or otherwise modified from time to time through the date hereof, the “Credit Agreement”). The Credit Agreement is guaranteed by SailPoint Technologies Intermediate Holdings, LLC, a wholly owned subsidiary of the Company, and the Borrower’s material domestic subsidiaries (collectively, the “Guarantors” and, together with the Borrower, the “Loan Parties”) and is supported by a security interest in substantially all of the Loan Parties’ personal property and assets.
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
The Company had no outstanding revolving credit loan balance under the Credit Agreement as of March 31, 2022 or December 31, 2021. The Company was in compliance with all applicable covenants as of March 31, 2022.
The Company incurred total debt issuance costs of $0.8 million in connection with the Credit Agreement, the net balance of which is included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the Credit Agreement on a straight-line basis. Amortization of debt issuance costs for the periods ended March 31, 2022 and 2021 were not material and were recorded in interest expense on the accompanying unaudited condensed consolidated statements of operations.
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
The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company was in compliance with all applicable covenants as of March 31, 2022.
For at least 20 trading days during the period of 30 consecutive trading days ended September 30, 2020, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the Notes on each applicable trading day. This conversion trigger has been met each quarter since then, including the quarter ended March 31, 2022. As a result, the Notes continue to be convertible at the option of the holders during the fiscal quarter ended March 31, 2022 and remained classified as current liabilities on the unaudited condensed consolidated balance sheet as of March 31, 2022.

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
As of March 31, 2022, the Notes have a remaining life of 30 months.
The net carrying amount of the liability component of the Notes for the periods presented is as follows:

	As of
	March 31, 2022	December 31, 2021
	(In thousands)
Liability component
Principal	$389,840	$389,840
Unamortized issuance costs	(4,241)	(4,668)
Net carrying amount	$385,599	$385,172
The interest expense recognized related to the Notes for the periods presented is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Contractual interest expense	$122	$118
Amortization of debt issuance costs (1)	427	592
Total	$549	$710
(1)    Amortization of debt issuance costs includes the acceleration of unamortized debt issuance costs related to the partial conversion of the Notes.
As of March 31, 2022, the total estimated fair value of the Notes was $727.0 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, and quoted prices of the Notes in an over-the-counter market.
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
The Capped Call Transactions initially covered, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, 14.1 million shares of our common stock. In connection with the settlement of the 2021 Converted Notes during the three months ended March 31, 2021, the Company terminated a pro rata amount of the Capped Call Transactions pursuant to the terms thereof. As a result of this pro rata termination, the Company received 37,301 shares of its common stock with an aggregate value of approximately $1.9 million based on the trading price of our common stock at that time. As of March 31, 2022, the Capped Call Transactions cover, subject to anti-dilution adjustments, 13.7 million shares of our common stock.
10. Stock-Based Compensation
2015 Stock Option Plans
In 2015, the Company adopted (i) the Amended and Restated 2015 Stock Option and Grant Plan and (ii) the 2015 Stock Incentive Plan (together, the “2015 Stock Option Plans”) under which it may grant incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for the right to purchase shares of common stock and restricted stock units (“RSUs”). The 2015 Stock Option Plans reserve 5.0 million shares of common stock for issuance pursuant to ISOs, 0.5 million shares of common stock for issuance pursuant to RSUs and 0.25 million shares of common stock for issuance under the 2015 Stock Incentive Plan. Under the 2015 Stock Option Plans, ISOs may not be granted at less than fair market value on the date of the grant and generally vest over a four-year period based on continued service. Options generally expire ten years after the grant date.
As of March 31, 2022, 0.7 million shares were available for issuance under the 2015 Stock Option Plans, including 34 thousand shares available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.
2017 Long Term Incentive Plan
In November 2017, the Company’s Board of Directors (the "Board") adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options to purchase shares of common stock and RSUs. As of March 31, 2022, the Company had reserved 26.6 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan is increased on each January 1 by 4.4 million shares of common stock. Options and RSUs granted to employees under the 2017 Plan generally vest over terms of  one to four years based on continued service and generally expire ten years after the grant date. Common stock subject to an award that expires or is canceled, forfeited, exchanged or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan.
As of March 31, 2022, 16.1 million shares were available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

The fair values for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights, as discussed further below, during the periods presented were estimated at the grant date using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Expected dividend rate	0%	0%	0%	0%
Expected volatility	50.8%	50.8%	47.9%	50.0%
Risk-free interest rate	2.00%	0.80%	0.09%	0.09%
Expected term (in years)	6.25	6.25	0.50	0.50
Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Balances at December 31, 2021	1,901	$25.52	7.0	$46,895
Granted	446	$39.75
Exercised	(77)	$17.25
Forfeited	(122)	$32.67
Balances at March 31, 2022	2,148	$28.36	7.4	$51,403
Options vested and expected to vest at March 31, 2022	2,148	$28.36	7.4	$51,403
Options vested and exercisable at March 31, 2022	1,159	$20.05	6.2	$36,792
The Company expects all outstanding stock options to fully vest. The weighted average grant date fair value per share for the three months ended March 31, 2022 and 2021 was $20.15 and $29.64, respectively. The total fair value of shares vested for the three months ended March 31, 2022 was $3.0 million, compared to $3.2 million for the three months ended March 31, 2021.
The total unrecognized compensation expense related to non-vested stock options granted is $18.0 million and is expected to be recognized over a weighted average period of 2.8 years as of March 31, 2022.

Restricted Stock Units
The following table summarizes the RSU activity for the Company for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Balances at December 31, 2021	3,631	$41.17	1.4	$175,508
Granted	1,657	$39.84
Vested	(433)	$35.76
Forfeited	(222)	$40.38
Balances at March 31, 2022	4,633	$41.23	3.1	$237,142
Units expected to vest at March 31, 2022	4,633	$41.23	3.1	$237,142
The Company expects all outstanding RSUs to fully vest. The total unrecognized compensation expense related to RSUs was $176.3 million as of March 31, 2022 and is expected to be recognized over a weighted average period of 3.06 years.
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
As of March 31, 2022, 4.1 million shares were available for issuance under the ESPP Plan. During each of the three months ended March 31, 2022 and 2021, there was no ESPP activity. In connection with the Merger, the current offering period under the ESPP is scheduled to close on June 3, 2022, and no additional offering period may be commenced after April 10, 2022. Each currently outstanding purchase right must be exercised as of the earlier of (a) June 3, 2022 or (b) ten days prior to the date on which the Effective Time of the Merger occurs. The Company will terminate the ESPP immediately prior to, but contingent upon the occurrence of, the Effective Time of the Merger.
A summary of the Company’s stock-based compensation expense, which includes stock options, RSUs and ESPP, is presented below:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Stock options	$1,538	$1,616
RSUs	13,363	7,571
ESPP	900	886
Total stock-based compensation expense	$15,801	$10,073

A summary of the Company’s stock-based compensation expense as recognized on the unaudited condensed consolidated statements of operations is presented below:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Cost of revenue - subscription	$1,256	$662
Cost of revenue - services and other	1,127	774
Research and development	4,435	2,220
General and administrative	2,549	2,062
Sales and marketing	6,434	4,355
Total stock-based compensation expense	$15,801	$10,073
11. Income Taxes
Income Taxes
The effective tax rate for the three months ended March 31, 2022 and 2021 is (3.2)% and 5.5%, respectively. The primary drivers for the differences in the rates from the prior-year period to the current-year period are related to differences in pre-tax book loss and the discrete tax benefit recognized for the change in valuation allowance in the prior-year period.
Provision for income taxes consists of U.S. and state income taxes and income taxes in certain foreign jurisdictions in which the Company conducts business. The Company is in an overall deferred tax asset position and maintains its valuation allowance for certain federal and state tax jurisdictions as existing deferred tax liabilities do not provide sufficient future taxable income to realize the full benefit of its deferred tax assets.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the periods ended March 31, 2022 and 2021, the Company did not record any material interest or penalties.
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

The following table sets forth the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands, except per share data)
Numerator
Net loss	$(33,084)	$(15,291)

Denominator
Weighted average shares outstanding
Basic	93,939	91,684
Diluted	93,939	91,684

Net loss per share
Basic	$(0.35)	$(0.17)
Diluted	$(0.35)	$(0.17)
The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Stock options to purchase common stock	2,076	2,466
RSUs issued and outstanding	4,254	3,440
ESPP	147	138
Convertible senior notes	9,573	10,565
Total	16,050	16,609
13. Geographic Information
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
The following is a summary of consolidated revenues within geographic areas:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
United States	$76,652	$65,407
EMEA (1)	23,146	15,456
Rest of the World (1)	15,622	9,899
Total revenue	$115,420	$90,762
(1)    No single country outside of the United States represented more than 10% of our revenue.

14. Subsequent Events

On April 10, 2022, SailPoint entered into the Merger Agreement, by and among the Company, Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Thoma Bravo Fund, which is managed by Thoma Bravo.
The Board, acting upon the recommendation of a special committee of the Board, has unanimously approved the Merger Agreement and, subject to certain exceptions set forth in the Merger Agreement, resolved to recommend that the Company’s stockholders adopt the Merger Agreement.
As a result of the Merger, each share of common stock of the Company outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of common stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the DGCL) will, at the Effective Time, automatically be converted into the right to receive the Merger Consideration of $65.25 in cash, subject to applicable withholding taxes.
If the Merger is consummated, the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). Completion of the Merger is subject to certain closing conditions, including (1) the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger under the Australian Foreign Acquisitions and Takeovers Act 1975 (Cth) and the UK National Security and Investment Act 2021, (3) the absence of any order, injunction or law prohibiting the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (6) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. Subject to the satisfaction or waiver of such closing conditions, the parties expect the transaction to close in the second half of 2022.
Either the Company or Parent may terminate the Merger Agreement in certain circumstances, including if (1) the Merger is not completed by October 10, 2022 (the “End Date”), subject to certain limitations, and provided that the End Date will automatically be extended until January 10, 2023 if certain regulatory conditions have not been satisfied as of the close of business on the business day immediately prior to the then-current End Date, (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, (3) the Company’s stockholders fail to adopt the Merger Agreement, and (4) the other party materially breaches its representations, warranties or covenants in the Merger Agreement, subject in certain cases, to the right of the breaching party to cure the breach. Parent and the Company may also terminate the Merger Agreement by mutual written consent.
The Company is also entitled to terminate the Merger Agreement and receive a termination fee of $425.1 million from Parent if (1) Parent fails to consummate the Merger following the satisfaction or waiver of the applicable closing conditions or (2) Parent otherwise breaches its obligations under the Merger Agreement such that the conditions to the consummation of the Merger cannot be satisfied. The Company is also entitled to receive this termination fee from Parent if Parent terminates the Merger Agreement because the Merger has not been completed by the End Date and at the time of such termination, the Company could have validly terminated the Merger Agreement for either of the reasons described in the preceding sentence.
If the Merger Agreement is terminated in certain other circumstances, including by the Company in order to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger, the Company would be required to pay Parent a termination fee of $212.5 million; provided that a lower fee of $81.8 million will apply with respect to a termination by the Company prior to 11:59 p.m. (Eastern time) on May 26, 2022 to enter into a superior proposal received during the Go-Shop Period (as defined in the Merger Agreement).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “Annual Report”), including the consolidated financial statements and related notes included therein.
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. All statements included in this Quarterly Report, other than statements of historical fact, are forward-looking statements. This includes statements regarding our pending acquisition by Thoma Bravo, our expectations regarding the timing of the Merger, our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions.
You should not rely upon forward-looking statements as predictions of future events or place undue reliance thereon. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections, in light of currently available information, about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors. Important factors, some of which are beyond our control, that could cause actual results to differ materially from our historical results or those expressed or implied by these forward-looking statements include the following: the completion of the proposed transaction on anticipated terms and timing, including obtaining shareholder and regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of SailPoint’s business and other conditions to the completion of the Merger; significant transaction costs associated with the proposed Merger; (v) potential litigation relating to the proposed Merger; the risk that disruptions from the proposed Merger will harm SailPoint’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed Merger; restrictions during the pendency of the proposed Merger that may impact SailPoint’s ability to pursue certain business opportunities or strategic transactions; the scope, duration and severity of the COVID-19 pandemic, including any recurrence, as well as the timing of the economic recovery following the pandemic and its effect on the global economy and on our business; our ability to achieve and sustain profitability; our ability to sustain historical growth rates; our ability to attract and retain customers and to deepen our relationships with existing customers; an increased focus in our business from selling licenses to selling subscriptions; breaches in our security, cyber-attacks or other cyber-risks; interruptions with the delivery of our software as a service ("SaaS") solutions or third-party cloud-based systems that we use in our operations; our ability to compete successfully against current and future competitors; the length and unpredictable nature of our sales cycle; delayed effects on our operating results from ratably recognizing some of our revenue; fluctuations in our quarterly results; our ability to maintain successful relationships with our channel partners; the increasing complexity of our operations; real or perceived errors, failures or disruptions in our platform or solutions; our ability to adapt and respond to rapidly changing technology, industry standards, regulations or customer needs, requirements or preferences; our ability to comply with our privacy policy or related legal or regulatory requirements; the impact of various tax laws and regulations, including our failure to comply therewith; our ability to successfully identify, acquire and integrate companies and assets; our ability to maintain and enhance our brand or reputation as an industry leader; and the ability of our platform and solutions to effectively interoperate with our customers’ existing or future information technology (“IT”) infrastructures. More information on these risks and other potential factors that could affect our financial results is included in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Annual Report and “Risk Factors” in Part II, Item 1A in this Quarterly Report and subsequent quarterly reports. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
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

Pending Transaction
On April 10, 2022, the Company entered into the Merger Agreement by and among the Company, Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Thoma Bravo Fund, which is managed by Thoma Bravo.
As a result of the Merger, each share of the Company’s common stock outstanding immediately prior to the Effective Time of the Merger (subject to certain exceptions, including shares of common stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the DGCL) will, at the Effective Time, automatically be converted into the right to receive the Merger Consideration of $65.25 in cash, subject to applicable withholding taxes.
The transaction is expected to close in the second half of 2022, subject to customary closing conditions, including approval by SailPoint stockholders and receipt of regulatory approvals. Upon closing of the transaction, SailPoint’s common stock will no longer be listed on any public market. See Note 14 “Subsequent Events” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding the Merger.
Business Overview
SailPoint Technologies Holdings, Inc. (“we,” “our,” the “Company” or “SailPoint”) is the leading provider of enterprise identity security solutions. Our identity security solutions provide organizations with critical visibility into who currently has access to which resources, who should have access to those resources and how that access is being used.
We offer both SaaS and software platforms, which provide organizations visibility and the intelligence required to both seamlessly empower users and securely manage their access to systems, applications and data across hybrid IT environments, spanning on-premises, cloud and mobile applications and file storage platforms. We help customers enable their businesses with more agile and frictionless IT, streamline and accelerate the delivery of access to their businesses, enhance their security posture and better meet compliance and regulatory requirements. Our customers include many of the world’s largest and most complex organizations, including commercial enterprises, financial institutions and governments.
Our set of identity security solutions currently consists of:
•IdentityNow: our cloud-based, multi-tenant identity security platform, which provides customers with a set of fully integrated services for compliance, provisioning and password management for applications and data hosted on-premises or in the cloud;
•IdentityIQ: our on-premises identity security solution, which can be hosted in the public cloud or deployed in a customer’s data center, that provides large, complex enterprise customers a unified and highly configurable identity security solution; and
•SailPoint Identity Services: our multi-tenant SaaS subscription services that can be utilized in conjunction with IdentityNow and IdentityIQ and currently consisting of:
◦Access Insights: collects a wealth of identity information and turns that information into actionable insights and provides business-oriented dashboards and reports to track the effectiveness of customers' identity programs;
◦Access Modeling: uses machine learning to suggest roles based on similar access between users and gives customers insights to confirm the correct access for each role;
◦Access Risk Management: our cloud‐based access controls solution that enables our customers to manage their risk by automating access controls for business applications with complex security requirements;
◦Cloud Access Management: uses machine learning to automatically learn, monitor and secure access to cloud infrastructure;

◦Recommendation Engine: uses machine learning, peer group analysis, identity attributes and access activity to help customers decide whether access should be granted or removed; and
◦SaaS Management: our cloud‐based solution that helps customers discover, manage, and secure their SaaS applications.
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
IdentityNow and our SailPoint Identity Services are provided in exchange for a subscription fee and offer customers access to these solutions and infrastructure support for the duration of their subscription agreement. Our standard subscription agreement for our SaaS offerings has a duration of three years. For our IdentityIQ solutions, our customers either purchase a perpetual software license, which includes one year of maintenance and support, or a term license, sold as bundled arrangements that include the rights to a term license and maintenance and support typically for a three-year term. Accordingly, we allocate the transaction price to each performance obligation. Our maintenance and support offering provides software maintenance as well as access to our technical support services during the maintenance term. After the initial maintenance period, customers with perpetual licenses may renew their maintenance and support agreement for an additional fee.
Pricing for each of our solutions is dependent on the number of digital identities of employees, contractors, business partners, software bots and other human and non-human users that the customer is entitled to govern with the solution. We also package and price our IdentityNow and IdentityIQ solutions into modules. Each module has unique functionalities, and our customers are able to purchase one or more modules, depending on their needs. We also offer advanced integration modules for key applications and systems which can be purchased in addition to our base solution modules. They are also priced based on the total number of identities, as are our SailPoint Identity Services. Thus, our revenue from each customer is generally determined by the number of identities that such customer is entitled to govern as well as the number of modules purchased by the customer for our IdentityIQ and IdentityNow solutions and which, if any, of the SailPoint Identity Services that the customer purchases.
Combinations of our SaaS products are also offered in bundles through our Identity Security Cloud Business and Business Plus suites. These suites of products provide comprehensive sets of solutions for customers, meeting their needs at various stages of their identity security journey.
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
Over the past several years, our revenue mix has changed as demand for our products and services has shifted from sales of perpetual licenses to sales of SaaS and term licenses, and in 2021, we largely completed our transition to a subscription model, with our principal focus on selling subscription-based arrangements, including SaaS and term licenses, and with revenue from perpetual licenses representing an increasingly smaller portion of our total revenue. Although we expect to occasionally see perpetual license transactions with new customers and ongoing expansion deals for current customers, our principal focus is on selling subscription-based arrangements. For customers that still wish to purchase and operate non-SaaS software, we are increasingly selling our software through subscription-based term licenses, rather than through perpetual licenses, and over time, we expect that sales to new customers will be exclusively comprised of SaaS, term licenses and other subscriptions.
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
As part of our growth strategy, in the first quarter of 2021 we acquired Intello Inc. (“Intello”), an early-stage SaaS management company that helps organizations to discover, manage, and secure SaaS applications, and ERP Maestro, Inc. ("ERP Maestro"), an early-stage SaaS governance, risk and compliance solution that provides separation-of-duty controls monitoring, enabling customers to manage their risk by automating access controls for business applications with complex security concepts. See Note 4 “Business Combinations” in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information.
See “Key Factors Affecting Our Performance” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report for information regarding the key factors affecting our performance.
Impact of COVID-19
In light of the ongoing spread of COVID-19 in the United States and abroad, including the continued emergence of new variants of the coronavirus, government and public health authorities continue to recommend and impose various regulations and restrictive measures on portions of the population, including measures directed at businesses. While intended to protect human life, these restrictions have had and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain duration. We have made certain adjustments to our operations as we continue to provide our offerings to new and existing customers in response to these measures. For example, as a result of the COVID-19 pandemic, we shifted all customer events to virtual-only experiences beginning in early 2020. In 2021, we resumed certain in-person and hybrid events, but we expect that for the foreseeable future, some of our customer events will be virtual-only or hybrid events.
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
Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce, we believe the value and scalability of our identity platform has become even more evident. We believe that the pandemic has not had a material adverse impact on our financial performance, and indeed, our revenue grew throughout 2020 and 2021 and the first quarter of 2022 as compared to the prior year periods. We expect to continue to see healthy demand for our solutions; nevertheless, we recognize that the uncertainty related to COVID-19 may result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.

The challenges posed by COVID-19 on our business and our customers’ businesses may evolve rapidly, and the speed, trajectory and strength of a recovery in general economic conditions remains highly uncertain and could be slowed or reversed by a number of factors, including the emergence or spread of variants of the coronavirus and the effectiveness and acceptance of vaccines and therapeutics for the disease as they continue to be developed and distributed. Consequently, we will continue to evaluate our financial position and results of operations in light of future developments, particularly those relating to COVID-19, and we will continue to monitor the global impact of the pandemic on our customers and our business. See the section titled “Risk Factors” in Part I, Item 1A in the Annual Report for more information regarding the possible effects of COVID-19 on our business.
Key Business Metric
In addition to our financial information prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), we monitor the following key metric to help us measure and evaluate the effectiveness of our operations:

	As of
	March 31, 2022	March 31, 2021
	(In thousands)
Total annual recurring revenue	$394,689	$270,169
We use total annual recurring revenue ("Total ARR") to monitor the growth of our recurring business as we continue to shift to a subscription model. Total ARR represents the annualized value of the active portion of SaaS, term-based license, maintenance and support contracts and other subscription services at the end of the reporting period. We calculate Total ARR by dividing the active contract value by the number of days in the active portion of the overall contract term and then multiplying by 365. Total ARR should be viewed independently of revenue and deferred revenue as Total ARR is an operating metric and is not intended to be combined with or replace these items. Total ARR is not a forecast of future revenue, which can be impacted by contract start and end dates and renewal rates, and does not include revenue from perpetual licenses, training, professional services or other sources of revenue that are not deemed to be recurring in nature.-
Components of Results of Operations
See “Components of Results of Operations” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report for information regarding the components of our results of operations.
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Revenue
Licenses	$15,271	$19,235
Subscription	85,591	59,242
Services and other	14,558	12,285
Total revenue	115,420	90,762
Cost of revenue
Licenses	1,378	1,247
Subscription (1)	19,966	11,304
Services and other (1)	13,837	11,799
Total cost of revenue	35,181	24,350
Gross profit	80,239	66,412
Operating expenses
Research and development (1)	31,046	19,566
General and administrative (1)	13,987	11,267
Sales and marketing (1)	65,730	51,162
Total operating expenses	110,763	81,995
Loss from operations	(30,524)	(15,583)
Other expense, net
Interest income	24	200
Interest expense	(899)	(789)
Other expense, net	(660)	(1)
Total other expense, net	(1,535)	(590)
Loss before income taxes	(32,059)	(16,173)
Income tax (expense) benefit	(1,025)	882
Net loss	$(33,084)	$(15,291)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Cost of revenue - subscription	$1,256	$662
Cost of revenue - services and other	1,127	774
Research and development	4,435	2,220
General and administrative	2,549	2,062
Sales and marketing	6,434	4,355
Total stock-based compensation expense	$15,801	$10,073

The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue
Licenses	13%	21%
Subscription	74	65
Services and other	13	14
Total revenue	100	100
Cost of revenue
Licenses	1	2
Subscription	17	12
Services and other	12	13
Total cost of revenue	30	27
Gross profit	70	73
Operating expenses
Research and development	27	22
General and administrative	12	12
Sales and marketing	57	56
Total operating expenses	96	90
Loss from operations	(26)	(17)
Other expense, net
Interest income	—	—
Interest expense	(1)	(1)
Other expense, net	(1)	—
Total other expense, net	(2)	(1)
Loss before income taxes	(28)	(18)
Income tax (expense) benefit	(1)	1
Net loss	(29)%	(17)%

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended
	March 31, 2022	March 31, 2021	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$15,271	$19,235	$(3,964)	(21)%
Subscription
SaaS	41,127	21,889	19,238	88%
Maintenance and support	42,332	35,474	6,858	19%
Other subscription services	2,132	1,879	253	13%
Total subscription	85,591	59,242	26,349	44%
Services and other	14,558	12,285	2,273	19%
Total revenue	$115,420	$90,762	$24,658	27%
License Revenue. License revenue decreased by $4.0 million, or 21%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to SaaS offerings becoming a larger portion of new sales.
Subscription Revenue. Subscription revenue increased by $26.3 million, or 44%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to new sales of our SaaS offerings and an increase in ongoing maintenance and support revenue from our installed base.
Services and Other Revenue. Services and other revenue increased by $2.3 million, or 19%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily as a result of an increase in the number of customers using our consulting and training services.
Geographic Regions. Our customers in the United States contributed the largest portion of our revenue in each reporting period ended March 31, 2022 and 2021 because we have more market momentum related to our larger and more established sales force, sales pipeline and brand recognition and awareness in the United States as compared to our other regions. Revenue is classified by the following major geographic areas: (i) the United States, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) the rest of the world. We continue to invest in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide. For the three months ended March 31, 2022, revenue in the United States, EMEA and the rest of the world increased year-over-year.

The following table sets forth, for each of the periods presented, our consolidated total revenue by geography and the respective percentages of total revenue:

	Three Months Ended
	March 31, 2022		March 31, 2021
	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$76,652	66%	$65,407	72%
EMEA (1)	23,146	20%	15,456	17%
Rest of the World (1)	15,622	14%	9,899	11%
Total revenue	$115,420	100%	$90,762	100%
(1)No single country outside of the United States represented more than 10% of our revenue.
Gross Profit and Gross Margin

	Three Months Ended
	March 31, 2022	March 31, 2021	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$13,893	$17,988	$(4,095)	(23)%
Subscription	65,625	47,938	17,687	37%
Services and other	721	486	235	48%
Total gross profit	$80,239	$66,412	$13,827	21%

Gross margin
Licenses	91%	94%
Subscription	77%	81%
Services and other	5%	4%
Total gross margin	70%	73%
Licenses. License gross profit decreased by $4.1 million, or 23%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in gross profit was primarily the result of decreased license revenues, as described above, in addition to increased royalty costs. Gross margin remained materially consistent with the prior period.
Subscription. Subscription gross profit increased by $17.7 million, or 37%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in gross profit was the result of growth in subscription revenue, as described above, partially offset by a $8.7 million increase in cost of revenue compared to the prior period. The increase in cost of revenue was primarily driven by a $4.4 million increase in cloud-based hosting costs to further support the scalability of our SaaS offerings, a $3.4 million increase in employee-based costs to support the growth of our SaaS offerings and ongoing maintenance and support to our expanding installed customer base and a $0.7 million increase in amortization of intangibles, primarily from our acquired intangible assets during the first quarter of 2021. Gross margin declined from the prior period due to increased hosting costs for SaaS offerings and higher growth rates in our SaaS revenues as compared to our maintenance revenues.
Services and Other. Services and other gross profit increased by $0.2 million, or 48%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in gross profit is primarily attributable to increased revenues due to customer growth, as described above, partially offset by a $2.0 million increase in cost of revenue compared to the prior period. The increase in cost of revenue was primarily driven by a $1.5 million increase in employee-based costs to support an increasing number of customers and a $0.4 million increase in partner costs due to higher partner utilization in our professional services and training organization.

Operating Expenses

	Three Months Ended
	March 31, 2022	March 31, 2021	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$31,046	$19,566	$11,480	59%
General and administrative	13,987	11,267	2,720	24%
Sales and marketing	65,730	51,162	14,568	28%
Total operating expenses	$110,763	$81,995	$28,768	35%
Research and Development. Research and development expenses increased by $11.5 million, or 59%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by a $10.6 million increase in employee-based costs due to an increase in headcount as we continue investing in additional products and capabilities.
General and Administrative. General and administrative expenses increased by $2.7 million, or 24%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by employee-related costs related to stock-based compensation and discretionary bonuses and contract labor related to the transition of certain key management positions. As part of the Merger, the Company expects to incur material non-recurring expenses contingent on the deal consummation including banker fees and legal fees.
Sales and Marketing. Sales and marketing expenses increased by $14.6 million, or 28%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by a $13.5 million increase in employee-based costs to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets, as well as a $1.0 million increase in travel expenses as COVID-19 related restrictions were eased, partially offset by a $1.1 million decrease in professional services expense relating primarily to advisory services.
Other  Expense, net
Interest Income
Interest income for the three months ended March 31, 2022 remained consistent compared to the three months ended March 31, 2021.
Interest Expense
Interest expense increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due primarily to interest on certain foreign VAT liabilities.
Other Expense, net
Other expense, net increased by $0.7 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase was primarily driven by changes in foreign exchange rates.
Income Tax (Expense) Benefit
The Company recorded an income tax expense of $1.0 million and income tax benefit of $0.9 million for the three months ended March 31, 2022 and 2021, respectively, leading to a decrease in net benefit of $1.9 million year-over-year. Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The Company is in an overall deferred tax asset position and maintains its valuation allowance for certain federal and state tax purposes as existing deferred tax liabilities do not provide sufficient future taxable income to realize the full benefit of its deferred tax assets.
The effective tax rate for the three months ended March 31, 2022 was (3.2)%, compared to 5.5% for the three months ended March 31, 2021. The main drivers of the differences in the rates from the prior period to the current period are related to differences in pre-tax book loss and the discrete tax benefit recognized for the change in valuation allowance in the prior-year period.
Liquidity and Capital Resources
As of March 31, 2022, we had $414.6 million of cash and cash equivalents (of which $5.7 million is held in our foreign subsidiaries), $75.0 million of availability under the Credit Agreement (as defined below) and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit issued in connection with our corporate headquarters lease. As of March 31, 2022, we had $165.7 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue.
On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”), which includes commitments for revolving credit loans of $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances and is subject to certain financial covenants. We had no outstanding revolving credit loan balance, and we were in compliance with all applicable covenants as of March 31, 2022. See Note 8 “Credit Agreement” in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding terms and conditions of the Credit Agreement.
In September 2019, we issued $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 (the “Notes”) in a private offering (the "Offering") to qualified institutional buyers. The net proceeds from the Offering were approximately $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. In conjunction with the issuance of the Notes, and exercise in full of the initial purchasers’ option, the Company used approximately $37.1 million of the net proceeds to pay the cost of privately negotiated capped call transactions (the “Capped Call Transactions”) to reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Notes. The Notes will mature on September 15, 2024, unless earlier redeemed, repurchased or converted. The Notes bear interest at a fixed rate of 0.125% per year payable semiannually in arrears on March 15 and September 15 of each year. As of March 31, 2022, we had in aggregate $1.2 million in contractual interest payments, of which $0.5 million are due within the next 12 months.
As of March 31, 2022, the Notes are convertible at the option of the holders. We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The impact of the Notes on our liquidity will depend on whether we elect to settle any conversion in shares of our common stock or a combination of cash and shares. During the three months ended March 31, 2021, the Company settled conversion requests in the aggregate principal amount of $10.2 million of the Notes and terminated corresponding Capped Call Transactions. In connection with these transactions, we paid $10.2 million in cash to the converting holders for the principal amount, issued to the converting holders 181,629 shares of the Company's common stock with a fair value of approximately $10.1 million, and received 37,301 shares of the Company's common stock bearing a fair value of $1.9 million. As of the date of this filing, no other holders of the Notes have submitted requests for conversion. See Note 9 “Convertible Senior Notes and Capped Call Transactions” in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding the terms and conditions of the Notes and Capped Call Transactions.
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
On April 10, 2022, we entered into a Merger Agreement by and among the Company, Parent, and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Thoma Bravo Fund, managed by Thoma Bravo. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time of the Merger. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Parent’s consent, including:
•acquiring businesses and disposing of significant assets;
•incurring expenditures above specified thresholds;
•issuing additional debt facilities; and
•repurchasing shares of our outstanding common stock.
We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
Summary of Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Net cash used in operating activities	$(20,551)	$(12,166)
Net cash used in investing activities	(745)	(72,052)
Net cash provided by (used in) financing activities	484	(9,845)
Net decrease in cash, cash equivalents and restricted cash	$(20,812)	$(94,063)
Cash Flows from Operating Activities
During the three months ended March 31, 2022, cash used in operating activities was $20.6 million, which consisted of a net loss of $33.1 million, adjusted by non-cash charges of $28.5 million and a net decrease of $16.0 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $5.7 million, amortization of debt discount and issuance costs of $0.5 million, amortization of contract acquisition costs of $6.9 million, and stock-based compensation of $15.8 million. The $16.0 million decrease in our net operating assets and liabilities was primarily a result of a decrease in accrued expenses and other liabilities due to the timing of cash disbursements, including commissions and bonuses, an increase in deferred contract acquisition costs which has accelerated as subscription sales continue to grow, an increase in contract assets related to multi-year deals, an increase in prepayments and other assets due to timing of cash disbursements and a decrease in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, partially offset by a decrease in accounts receivable due to the timing of receipts of payments from customers and an increase in accounts payable due to timing of cash disbursements.
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
Cash Flows from Investing Activities
During the three months ended March 31, 2022, cash used in investing activities was $0.7 million, consisting primarily of $0.7 million for purchases of property and equipment.
During the three months ended March 31, 2021, cash used in investing activities was $72.1 million, consisting primarily of $71.2 million of cash paid for business acquisitions, net of cash acquired, and $0.8 million for purchases of property and equipment.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, cash provided by financing activities was $0.5 million, consisting of $1.3 million of proceeds from exercise of stock options, partially offset by $0.8 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers.
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
We believe that the accounting policies associated with the fair value allocation of multiple performance obligations in revenue recognition, the expected period of benefit of deferred contract acquisition costs, income taxes, and the valuation, impairment and useful lives of long-lived assets and goodwill arising from business combinations are the most significant areas involving management's judgments and estimates. Therefore, these are considered to be our critical accounting policies and estimates.
See “Critical Accounting Estimates” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report for a full discussion regarding the estimation, uncertainty and impact of the Company's critical accounting estimates has had, or is reasonably likely to have, on the Company's financial condition or results of operations.
Recent Accounting Pronouncements
There have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed in the Annual Report. See Note 1 “Description of Business and Summary of Significant Accounting Policies” in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for a description of recent accounting pronouncements, including the dates of adoption and estimated effects on our results of operations, financial condition, and cash flows.

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
Interest Rate Risk
We had cash and cash equivalents and restricted cash of $421.4 million as of March 31, 2022, which are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. As of March 31, 2022, we do not believe a hypothetical 10% relative change in interest rates would have a material impact on the value of our cash equivalents.
We did not have any investments in marketable securities as of March 31, 2022.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risk related to operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound, Euro, Israeli shekel, Indian rupee, Australian dollar, Singapore dollar and Canadian dollar. As of March 31, 2022, our cash and cash equivalents included $5.7 million held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net, on our unaudited condensed consolidated statements of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding disclosure. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022 and, based on such evaluation, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
We are not currently a party to, nor is our property currently subject to, any material legal proceedings, and we are not aware of any such proceedings contemplated by governmental authorities.
Item 1A. Risk Factors
As disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report for the year ended December 31, 2021, which was filed on February 28, 2022, there are a number of risk factors that could affect our business, financial condition, and results of operations. The following risk factors are either new or have changed materially from those set forth in our Annual Report for the year ended December 31, 2021. You should carefully review the risks described below and those described in our Annual Report, including our consolidated financial statements and related notes, and in other reports we file with the SEC, in evaluating our business. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition, or prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.
This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below, elsewhere in this Quarterly Report and in our Annual Report. See “Special Note About Forward-Looking Statements” for information relating to these forward-looking statements.
General Risk Factors
The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
On April 10, 2022, we entered into the Merger Agreement with Parent and Merger Sub, providing for our acquisition by affiliates of a fund advised by private equity investment firm Thoma Bravo. Completion of the Merger is subject to the satisfaction of various conditions, including (1) the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of our common stock, (2) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger under the Australian Foreign Acquisitions and Takeovers Act 1975 (Cth) and the UK National Security and Investment Act 2021, (3) the absence of any order, injunction or law prohibiting the Merger, (4) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (5) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (6) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase offerings from other providers or delay purchasing from us;
•the possibility of disruption to our business and operations, including diversion of management attention and resources;
•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to solicit other acquisition proposals during the pendency of the Merger following the expiration of the “go-shop” period;
•the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger; and
•other developments beyond our control.
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain the approval of the Merger Agreement by our stockholders;

•the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);
•potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger;
•the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a material adverse effect on our business would permit Parent not to close the Merger; and
•changes in domestic or global economic conditions that may affect the timing or success of the Merger.
If the Merger does not close, our business and stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and
•the requirement that we pay a termination fee of $212.5 million if the Merger Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger; provided that a lower fee of $81.8 million will apply with respect to a termination prior to 11:59 p.m. (Eastern time) on May 26, 2022 to enter into a definitive agreement with respect to a superior proposal received from certain parties.
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•the fact that receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•the fact that, if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.
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
As of March 31, 2022, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and $1.8 million of such proceeds to pay a related prepayment premium; the remaining net proceeds are held in cash and have not been deployed.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 10, 2022, by and among SailPoint Technologies Holdings, Inc., Project Hotel California Holdings, LP and Project Hotel California Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 11, 2022).

3.1
Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-38297)).

10.1*	Offer Letter, dated February 23, 2022, by and between SailPoint Technologies, Inc. and Colleen Healy.

10.2*	Notice of Grant of Restricted Stock Units, dated March 7, 2022, by and between SailPoint Technologies Holdings, Inc. and Colleen Healy.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Inline Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, except to the extent that the Company specifically incorporates it by reference).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SailPoint Technologies Holdings, Inc.

Date: May 5, 2022	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer

Date: May 5, 2022	By:	/s/ Colleen Healy
Colleen Healy
Chief Financial Officer