Form 10-Q
period 2022-06-30
Sailpoint Technologies Holdings, Inc.
filed 2022-08-09
CIK 1627857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
The registrant had 94,812,339 shares of common stock outstanding as of August 5, 2022.

SailPoint Technologies Holdings, Inc.

PART I
ITEM 1. Financial Statements (Unaudited)
SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	As of
	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$402,447	$435,445
Restricted cash	6,690	6,719
Accounts receivable, net of allowances of $334 and $564	144,185	147,156
Deferred contract acquisition costs, current	29,460	25,966
Contract assets, current	34,035	31,640
Prepayments and other current assets	20,782	17,806
Income taxes receivable	504	506
Total current assets	638,103	665,238
Deferred tax asset - non-current	4,048	4,047
Property and equipment, net	17,280	17,151
Right-of-use assets, net	23,885	23,806
Deferred contract acquisition costs, non-current	72,689	68,725
Contract assets - non-current, net of allowances of $2,376 and $2,386	14,825	16,991
Other non-current assets	1,307	983
Goodwill	289,430	289,430
Intangible assets, net	65,110	73,469
Total assets	$1,126,677	$1,159,840
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$11,192	$6,097
Accrued expenses and other liabilities	60,830	89,972
Income taxes payable	799	1,413
Convertible senior notes, net	386,028	385,172
Deferred revenue	226,667	218,937
Total current liabilities	685,516	701,591
Long-term operating lease liabilities	28,259	28,817
Deferred revenue - non-current	30,533	25,193
Other non-current liabilities	34	—
Total liabilities	744,342	755,601
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.0001 par value, authorized 300,000 shares, issued and outstanding 94,794 shares as of June 30, 2022 and 93,764 shares as of December 31, 2021	9	9
Preferred stock, $0.0001 par value, authorized 10,000 shares, no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Additional paid in capital	522,461	481,910
Accumulated deficit	(140,135)	(77,680)
Total stockholders' equity	382,335	404,239
Total liabilities and stockholders’ equity	$1,126,677	$1,159,840
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
Licenses	$25,743	$24,450	$41,014	$43,685
Subscription	92,289	64,355	177,880	123,597
Services and other	16,251	13,681	30,809	25,966
Total revenue	134,283	102,486	249,703	193,248
Cost of revenue
Licenses	1,290	1,355	2,668	2,602
Subscription	22,680	13,716	42,646	25,020
Services and other	15,723	12,519	29,560	24,318
Total cost of revenue	39,693	27,590	74,874	51,940
Gross profit	94,590	74,896	174,829	141,308
Operating expenses
Research and development	33,363	23,033	64,409	42,599
General and administrative	13,047	10,461	27,034	21,728
Sales and marketing	74,973	58,408	140,703	109,570
Total operating expenses	121,383	91,902	232,146	173,897
Loss from operations	(26,793)	(17,006)	(57,317)	(32,589)
Other expense, net
Interest income	140	212	164	412
Interest expense	(615)	(632)	(1,514)	(1,421)
Other expense, net	(1,128)	(219)	(1,788)	(220)
Total other expense, net	(1,603)	(639)	(3,138)	(1,229)
Loss before income taxes	(28,396)	(17,645)	(60,455)	(33,818)
Income tax (expense) benefit	(975)	903	(2,000)	1,785
Net loss	$(29,371)	$(16,742)	$(62,455)	$(32,033)
Net loss per share
Basic	$(0.31)	$(0.18)	$(0.66)	$(0.35)
Diluted	$(0.31)	$(0.18)	$(0.66)	$(0.35)
Weighted average shares outstanding
Basic	94,469	92,464	94,206	92,076
Diluted	94,469	92,464	94,206	92,076
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Three Months Ended June 30, 2022
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at March 31, 2022	94,253	$9	$498,195	$(110,764)	$387,440
Exercise of stock options	67	—	1,456	—	1,456
Restricted stock units vested, net of tax settlement	340	—	(725)	—	(725)
Stock-based compensation expense	—	—	18,100	—	18,100
Common stock issued under employee stock plan	134	—	5,435	—	5,435
Net loss	—	—	—	(29,371)	(29,371)
Balance at June 30, 2022	94,794	$9	$522,461	$(140,135)	$382,335

	For the Six Months Ended June 30, 2022
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at December 31, 2021	93,764	$9	$481,910	$(77,680)	$404,239
Exercise of stock options	144	—	2,786	—	2,786
Restricted stock units vested, net of tax settlement	752	—	(1,571)	—	(1,571)
Stock-based compensation expense	—	—	33,901	—	33,901
Common stock issued under employee stock plan	134	—	5,435	—	5,435
Net loss	—	—	—	(62,455)	(62,455)
Balance at June 30, 2022	94,794	$9	$522,461	$(140,135)	$382,335

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	For the Three Months Ended June 30, 2021
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at March 31 2021	92,228	$9	$428,883	$(31,936)	$396,956
Exercise of stock options	97	—	1,359	—	1,359
Restricted stock units vested, net of tax settlement	336	—	(1,769)	—	(1,769)
Stock-based compensation expense	—	—	12,872	—	12,872
Common stock issued under employee stock plan	143	—	5,234	—	5,234
Net loss	—	—	—	(16,742)	(16,742)
Balance at June 30, 2021	92,804	$9	$446,579	$(48,678)	$397,910

	For the Six Months Ended June 30, 2021
	Common Stock		Additional paid in capital	Accumulated deficit	Stockholders' equity
	Number of shares	Par value
Balance at December 31, 2020	91,386	$9	$484,012	$(19,411)	$464,610
Cumulative effect adjustment from the adoption of ASU 2020-06	—	—	(65,517)	2,766	(62,751)
Exercise of stock options	285	—	2,967	—	2,967
Restricted stock units vested, net of tax settlement	845	—	(3,062)	—	(3,062)
Stock-based compensation expense	—	—	22,945	—	22,945
Common stock issued under employee stock plan	143	—	5,234		5,234
Partial conversion of convertible senior notes	182	—	—	—	—
Settlement of capped calls related to partial conversion of convertible senior notes	(37)	—	—	—	—
Net loss	—	—	—	(32,033)	(32,033)
Balance at June 30, 2021	92,804	$9	$446,579	$(48,678)	$397,910
See accompanying notes to unaudited condensed consolidated financial statements.

SAILPOINT TECHNOLOGIES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Operating activities
Net loss	$(62,455)	$(32,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	11,391	10,733
Amortization of debt issuance costs	856	1,100
Amortization of contract acquisition costs	14,366	9,002
Loss on disposal of fixed assets	14	25
Provision for credit losses	104	268
Stock-based compensation expense	33,901	22,945
Operating leases, net	(709)	(279)
Deferred taxes	(1)	—
Net changes in operating assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	2,857	2,223
Deferred contract acquisition costs	(21,824)	(16,598)
Contract assets	(219)	(7,443)
Prepayments and other current assets	(2,659)	(1,261)
Other non-current assets	(324)	1,095
Accounts payable	5,095	1,934
Accrued expenses and other liabilities	(29,036)	(15,415)
Income taxes	(612)	(3,577)
Deferred revenue	13,070	2,675
Net cash used in operating activities	(36,185)	(24,606)
Investing activities
Purchase of property and equipment	(3,501)	(1,991)
Proceeds from sale of property and equipment	9	12
Purchase of intangibles	—	(40)
Business acquisitions, net of cash acquired	—	(70,960)
Net cash used in investing activities	(3,492)	(72,979)
Financing activities
Payments for partial conversion of convertible senior notes	—	(10,160)
Taxes associated with net issuances of shares upon vesting of restricted stock units	(1,571)	(3,062)
Proceeds from employee stock purchase plan contributions	5,435	5,234
Exercise of stock options	2,786	2,967
Net cash provided by (used in) financing activities	6,650	(5,021)
Net decrease in cash, cash equivalents and restricted cash	(33,027)	(102,606)
Cash, cash equivalents and restricted cash, beginning of period	442,164	516,644
Cash, cash equivalents and restricted cash, end of period	$409,137	$414,038
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
Merger Agreement
On April 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, SailPoint Intermediate Holdings III, LP (f/k/a Project Hotel California Holdings, LP), a Delaware limited partnership (“Parent”), and Project Hotel California Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo Fund XV, L.P. (the “Thoma Bravo Fund”), managed by Thoma Bravo, L.P. (“Thoma Bravo”).
As a result of the Merger, each share of the Company’s common stock outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (subject to certain exceptions, including shares of common stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be converted into the right to receive $65.25 in cash (the “Merger Consideration”), subject to applicable withholding taxes.
On May 31, 2022, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired, and on June 21, 2022, SailPoint received written notice from the UK Department for Business, Energy and Industrial Strategy (“BEIS”) that BEIS had concluded that no further action is to be taken in relation to the transaction under the UK National Security and Investment Act 2021, as amended. On June 30, 2022, SailPoint stockholders voted to approve the transaction. Each of the foregoing events satisfied certain conditions to the closing of the transaction.
If the Merger is consummated, the Company’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934 (the “Exchange Act”). Completion of the Merger remains subject to certain closing conditions, including (1) regulatory approvals, (2) the absence of any order, injunction or law prohibiting the Merger, (3) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (4) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (5) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. Subject to the satisfaction or waiver of such closing conditions, the parties expect the transaction to close in the second half of 2022.
Either the Company or Parent may terminate the Merger Agreement in certain circumstances, including if (1) the Merger is not completed by October 10, 2022 (the “End Date”), subject to certain limitations, and provided that the End Date will automatically be extended until January 10, 2023 if certain regulatory conditions have not been satisfied as of the close of business on the business day immediately prior to the then-current End Date, (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order prohibiting the Merger, and (3) the other party materially breaches its representations, warranties or covenants in the Merger Agreement, subject in certain cases, to the right of the breaching party to cure the breach. Parent and the Company may also terminate the Merger Agreement by mutual written consent.
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

If the Merger Agreement is terminated in certain other circumstances, including by the Company in order to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger, the Company would be required to pay Parent a termination fee of $212.5 million.
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
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management periodically evaluates such estimates and assumptions for continued reasonableness. In particular, we make estimates with respect to the fair value allocation of multiple performance obligations in revenue recognition, the expected period of benefit of deferred contract acquisition costs, the collectability of accounts receivable, stock-based compensation expense, recognition and measurement of income tax positions, realizability of deferred tax assets and the valuation, estimated useful lives and impairment of intangible assets and goodwill arising from business combinations. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. Actual results could differ from those estimates.
Concentration of Credit Risk and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. As of June 30, 2022 and December 31, 2021, no individual entity represented more than 10% of the balance in accounts receivable. Management considers concentration of credit risk to be minimal with respect to accounts receivable due to the positive historical collection experience of the Company. No customer represented more than 10% of revenue for the three and six months ended June 30, 2022 or 2021. The Company does not experience concentration of credit risk in foreign countries as no foreign country represents more than 10% of the Company’s consolidated revenues or net assets.

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
Recently Issued Accounting Standards Not Yet Adopted
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires application of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, to recognize and measure contract assets and liabilities from contracts with customers acquired in a business combination. ASU 2021-08 creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations, and will result in recognition of contract assets and contract liabilities consistent with those recorded by the acquiree immediately before the acquisition date. The guidance is effective for us beginning January 1, 2023 and interim periods therein, with early adoption permitted.
2. Revenue Recognition
Disaggregation of Revenue
The Company’s revenue by geographic region based on customers’ locations is presented in Note 13 “Geographic Information.”
The following table presents the Company’s revenue by timing of revenue recognition to understand the risks of timing of transfer of control and cash flows:

	Licenses	SaaS (1)	Maintenance and Support (1)	Other Subscription Services (1)	Total Subscription	Services and Other
	(In thousands)
Three Months Ended June 30, 2022
Revenue recognized at a point in time	$25,743	$—	$—	$—	$—	$—
Revenue recognized over time	—	46,362	43,799	2,128	92,289	16,251
Total revenue	$25,743	$46,362	$43,799	$2,128	$92,289	$16,251

Three Months Ended June 30, 2021
Revenue recognized at a point in time	$24,450	$—	$—	$—	$—	$—
Revenue recognized over time	—	25,369	37,304	1,682	64,355	13,681
Total revenue	$24,450	$25,369	$37,304	$1,682	$64,355	$13,681

Six Months Ended June 30, 2022
Revenue recognized at a point in time	$41,014	$—	$—	$—	$—	$—
Revenue recognized over time	—	87,489	86,131	4,260	177,880	30,809
Total revenue	$41,014	$87,489	$86,131	$4,260	$177,880	$30,809

Six Months Ended June 30, 2021
Revenue recognized at a point in time	$43,685	$—	$—	$—	$—	$—
Revenue recognized over time	—	47,258	72,778	3,561	123,597	25,966
Total revenue	$43,685	$47,258	$72,778	$3,561	$123,597	$25,966
(1) Subscription revenue is further disaggregated into Software as a Service ("SaaS"), Maintenance and Support and Other Subscription Services revenue in the table above.

Contract Balances
A summary of the activity impacting our contract balances during the reporting periods is presented below:

	Contract Acquisition Costs
	Six Months Ended
	June 30, 2022	June 30, 2021
	(In thousands)
Beginning Balance	$94,691	$54,102
Additional deferred contract acquisition costs	21,824	16,598
Amortization of deferred contract acquisition costs	(14,366)	(9,002)
Ending Balance	$102,149	$61,698
There were no material impairments of deferred contract acquisition costs for the periods ended June 30, 2022 or 2021.

	Deferred Revenue
	Six Months Ended
	June 30, 2022	June 30, 2021
	(In thousands)
Beginning Balance	$244,130	$184,718
Increase, net	13,070	4,411
Ending Balance	$257,200	$189,129
Deferred revenue, which is netted with unbilled amounts at the contract level, is a contract liability, and consists primarily of payments received in advance of revenue recognition under the Company’s contracts with customers and is recognized as revenue recognition criteria are met. Revenue recognized that was previously deferred was $93.8 million and $175.9 million during the three and six months ended June 30, 2022, respectively, compared to $73.6 million and $124.8 million during the three and six months ended June 30, 2021, respectively. The difference between the opening and closing balances of the Company’s contract assets and deferred revenue primarily results from the timing difference between the Company’s performance obligations and customer billings.
Contract assets primarily relate to unbilled amounts, which are netted with deferred revenue at the contract level, and typically result from sales contracts when revenue recognized exceeds the amount billed to the customer, and the right to payment is subject to more than the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional and the customer is billed. During the six months ended June 30, 2022 and 2021, amounts reclassified from contract assets to accounts receivable were $29.5 million and $12.5 million, respectively. Total contract assets as of June 30, 2021 and December 31, 2020 were $32.3 million and $24.9 million, respectively.
Remaining Performance Obligations
Our contracts with customers include amounts allocated to performance obligations that will be satisfied at a later date. These remaining performance obligations represent contract revenue that has not yet been recognized and is included in deferred revenue, the balance of which includes both invoices that have been issued to customers but have not been recognized as revenue and amounts that will be invoiced and recognized as revenue in future periods. As of June 30, 2022, amounts allocated to these additional performance obligations, prior to netting, are $642.7 million, of which we expect to recognize $345.9 million as revenue over the next 12 months with the remaining balance recognized over the period from 2023 to 2028.
3. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s financial assets that are measured at fair value on a recurring basis:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents
Money market funds	$104,165	—	—	$104,165
Total cash equivalents	$104,165	—	—	$104,165

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
Cash equivalents
Money market funds	$24,996	—	—	$24,996
Total cash equivalents	$24,996	—	—	$24,996
The Company’s carrying amounts of financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses are considered Level 1 instruments as their carrying values approximate their fair values due to their short maturities as of June 30, 2022 and December 31, 2021 and therefore are excluded from the fair value tables above.
See Note 9 “Convertible Senior Notes and Capped Call Transactions” for the carrying amount and estimated fair value of the Notes (as defined below) as of June 30, 2022.
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
The fair value of developed technology was estimated using the relief from royalty method (Level 3), which utilized assumptions for annual obsolescence, royalty rates, tax rate and discount rate. The fair value of customer lists was estimated using the replacement cost method (Level 3), which utilized assumptions for the cost to recreate the customer relationships, such as the timing and resources required, distributor's profit mark-up and opportunity cost.
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
The fair value of developed technology was estimated using the replacement cost method (Level 3), which utilized assumptions for the cost to replace, such as the workforce, timing and resources required, annual obsolescence, as well as a theoretical developer’s profit margin and entrepreneurial incentive and opportunity cost. The fair value of customer lists was estimated using the replacement cost method (Level 3), which utilized assumptions for the cost to recreate the customer relationships, such as the timing and resources required, distributor's profit mark-up, opportunity cost and customer age.
Additional Acquisition Related Information
The operating results of the acquired companies are included in our unaudited condensed consolidated statement of operations from the respective dates of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our unaudited condensed consolidated statement of operations. During the six months ended June 30, 2021, acquisition related costs were $2.2 million, which included primarily legal, accounting and consulting professional service fees and have been included in general and administrative expenses on the unaudited condensed consolidated statement of operations.
These acquisitions have been accounted for as business combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the respective acquisition date. The Company finalized the purchase price within the required one-year measurement period as of the dates of acquisition.
The Company believes that for each acquisition, the acquired companies will provide opportunities for growth through investing in additional products and capabilities, among other factors. This contributed to a purchase price in excess of the estimated fair value of each acquired company’s net identifiable assets acquired and, as a result, goodwill was recorded in connection with each acquisition. The excess of the purchase price over the tangible assets and identifiable intangible assets acquired less assumed liabilities was recorded as goodwill. Goodwill arising from these acquisitions is not deductible for tax purposes.
5. Goodwill and Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired less liabilities assumed arising from business combinations. As of June 30, 2022 and December 31, 2021, the carrying amount of goodwill was $289.4 million. There was no change in the carrying amounts of goodwill for the six months ended June 30, 2022. There were no impairments of goodwill during the periods ended June 30, 2022 or 2021.
Intangible Assets
Total cost and amortization of intangible assets are comprised of the following:

		As of
	Weighted Average Useful Life	June 30, 2022	December 31, 2021
Intangible assets, net	(In years)	(In thousands)
Customer lists	14.6	$49,200	$49,200
Developed technology	8.6	66,260	66,260
Trade names and trademarks	17.0	24,500	24,500
Other intangible assets	4.8	2,976	2,976
Total intangible assets		142,936	142,936
Less: Accumulated amortization		(77,826)	(69,467)
Total intangible assets, net		$65,110	$73,469
Amortization expense for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Cost of revenue - licenses	$829	$1,008	$1,658	$2,016
Cost of revenue - subscription	1,557	1,557	3,109	2,414
Research and development	169	169	338	337
Sales and marketing	1,627	1,626	3,254	2,846
Total amortization expense	$4,182	$4,360	$8,359	$7,613
Periodically, the Company evaluates intangible assets for possible impairment. There were no impairments of intangible assets during the three or six month periods ended June 30, 2022 or 2021.

The total estimated future amortization expense of these intangible assets as of June 30, 2022 is as follows:

Year Ending December 31,	(In thousands)
2022 (except the six months ended June 30, 2022)	$8,360
2023	16,557
2024	12,674
2025	8,175
2026	4,968
Thereafter	14,376
Total amortization expense	$65,110
6. Leases
Letters of Credit
As of June 30, 2022 and December 31, 2021, the Company had an aggregate of $6.0 million of cash collateral for an unconditional standby letter of credit related to the Company’s corporate headquarters lease. The Company is also required to maintain a small amount of restricted cash to guarantee rent payments for our subsidiaries.
Operating Leases
As of June 30, 2022, our leases, which primarily consist of office leases, have remaining lease terms of less than one year to less than seven years. Certain leases include early termination and/or extension options; however, exercise of these options is at the Company’s sole discretion. As of June 30, 2022, the Company determined that it is not reasonably certain that it will exercise the options to extend its leases or terminate them early. As of June 30, 2022, we have no financing leases and no material sub-leases, and our non-cancelable operating lease commitments exclude variable consideration.
The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	(In thousands)
2022 (except the six months ended June 30, 2022)	$3,012
2023	5,778
2024	5,479
2025	5,419
2026	5,577
Thereafter	12,447
Total minimum lease payments	37,712
Less: interest	(4,730)
Total present value of operating lease liabilities	$32,982

Current operating lease liabilities	$4,723
Long-term operating lease liabilities	28,259
Total operating lease liabilities	$32,982
7. Commitments and Contingencies
Contingencies
The completion of the Merger with Thoma Bravo remains subject to customary closing conditions. As part of the Merger, the Company has incurred $1.8 million in Merger-related expenses through June 30, 2022 and expects to incur additional liabilities of approximately $66.9 million that are contingent on the consummation of the Merger. These liabilities include banker fees, legal fees and other third-party professional fees.

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
In September 2019, the Company amended the Credit Agreement in connection with the issuance and sale of the Notes. Such amendment included a decrease in the commitments for revolving credit loans from $150.0 million to $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under certain circumstances and is subject to certain financial covenants. In addition, the Credit Agreement provides for the ability to incur uncommitted term loan facilities if, among other things, the Senior Secured Net Leverage Ratio (as defined in the Credit Agreement), calculated giving pro forma effect to the requested term loan facility, is no greater than 3.50 to 1.00. Borrowings pursuant to the Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions permitted under the Credit Agreement. The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. The Credit Agreement has established priority for the lenders over all assets of the Company.
The interest rates applicable to revolving credit loans under the Credit Agreement are at the Company’s option. The Company pays an unused commitment fee during the term of the Credit Agreement ranging from 0.20% to 0.30% per annum based on the Senior Secured Net Leverage Ratio. Borrowings under the Credit Agreement are scheduled to mature on March 11, 2024.
The Company had no outstanding revolving credit loan balance under the Credit Agreement as of June 30, 2022 or December 31, 2021. The Company was in compliance with all applicable covenants as of June 30, 2022.
The Company incurred total debt issuance costs of $0.8 million in connection with the Credit Agreement, the net balance of which is included in other non-current assets in the accompanying unaudited condensed consolidated balance sheets. These costs are being amortized to interest expense over the life of the Credit Agreement on a straight-line basis. Amortization of debt issuance costs for the periods ended June 30, 2022 and 2021 were not material and were recorded in interest expense on the accompanying unaudited condensed consolidated statements of operations.

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
The Indenture includes customary covenants and sets forth certain events of default after which the Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the Notes become automatically due and payable. The Company was in compliance with all applicable covenants as of June 30, 2022.
For at least 20 trading days during the period of 30 consecutive trading days ended September 30, 2020, the last reported sale price of the Company’s common stock was equal to or exceeded 130% of the conversion price of the Notes on each applicable trading day. This conversion trigger has been met each quarter since then, including the quarter ended June 30, 2022. As a result, the Notes continue to be convertible at the option of the holders during the fiscal quarter ended June 30, 2022 and remained classified as current liabilities on the unaudited condensed consolidated balance sheet as of June 30, 2022.
During the three months ended March 31, 2021, upon the request of certain holders, the Company settled the conversion of $10.2 million in aggregate principal amount of the Notes (the "2021 Converted Notes") with cash and settled all other amounts owed to the respective holders through the issuance of 181,629 shares of the Company's common stock with an aggregate fair value of approximately $10.1 million. The Company recognized an immaterial amount related to the acceleration of unamortized debt issuance costs related to these early note conversions, which was recorded in interest expense on the accompanying unaudited condensed consolidated statements of operations. As of the date of this filing, no other holders of the Notes have submitted requests for conversion.
Transaction costs related to the issuance of the Notes were $8.8 million and are being amortized to interest expense at an effective interest method rate of 0.57% over the term of the Notes.
As of June 30, 2022, the Notes have a remaining life of 27 months.
The net carrying amount of the liability component of the Notes for the periods presented is as follows:

	As of
	June 30, 2022	December 31, 2021
	(In thousands)
Liability component
Principal	$389,840	$389,840
Unamortized issuance costs	(3,812)	(4,668)
Net carrying amount	$386,028	$385,172
The interest expense recognized related to the Notes for the periods presented is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Contractual interest expense	$122	$122	$244	$240
Amortization of debt issuance costs (1)	429	426	856	1,018
Total	$551	$548	$1,100	$1,258
(1)    Amortization of debt issuance costs includes the acceleration of unamortized debt issuance costs related to the partial conversion of the Notes.
As of June 30, 2022, the total estimated fair value of the Notes was $861.2 million. The fair value was determined based on the closing trading price per $100 of the Notes as of the last day of trading for the period. The fair value of the Notes is primarily affected by the trading price of our common stock and market interest rates. The fair value of the Notes is considered Level 2 within the fair value hierarchy and was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, and quoted prices of the Notes in an over-the-counter market.
Capped Call Transactions
In September 2019, in connection with the pricing of the Notes and in connection with the initial purchasers’ exercise in full of their option to purchase additional Notes, the Company entered into the Capped Call Transactions. The Capped Call Transactions are generally expected to reduce potential dilution to common stock upon any conversion of the Notes and/or offset any potential cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap. The Capped Call Transactions have an initial strike price of $28.42 per share, which corresponds to the initial conversion price of the Notes and is subject to certain adjustments, and an initial cap price of $41.34 per share, which is subject to certain adjustments. For accounting purposes, the Capped Call Transactions are separate transactions and not part of the terms of the Notes. As the Capped Call Transactions are considered indexed to our own stock and equity classified, they are recorded in stockholders’ equity and are not accounted for as derivatives. The cost of $37.1 million incurred in connection with the Capped Call Transactions was recorded as a reduction to additional paid in capital.
The Capped Call Transactions initially covered, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, 14.1 million shares of our common stock. In connection with the settlement of the 2021 Converted Notes during the three months ended March 31, 2021, the Company terminated a pro rata amount of the Capped Call Transactions pursuant to the terms thereof. As a result of this pro rata termination, the Company received 37,301 shares of its common stock with an aggregate value of approximately $1.9 million based on the trading price of our common stock at that time. As of June 30, 2022, the Capped Call Transactions cover, subject to anti-dilution adjustments, 13.7 million shares of our common stock.
10. Stock-Based Compensation
2015 Stock Option Plans
In 2015 the Company adopted (i) the Amended and Restated 2015 Stock Option and Grant Plan and (ii) the 2015 Stock Incentive Plan (together, the “2015 Stock Option Plans”) under which it may grant incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) for the right to purchase shares of common stock and restricted stock units (“RSUs”). The 2015 Stock Option Plans reserve 5.0 million shares of common stock for issuance pursuant to ISOs, 0.5 million shares of common stock for issuance pursuant to RSUs and 0.25 million shares of common stock for issuance under the 2015 Stock Incentive Plan. Under the 2015 Stock Option Plans, ISOs may not be granted at less than fair market value on the date of the grant and generally vest over a four-year period based on continued service. Options generally expire ten years after the grant date.
As of June 30, 2022, there were 0.7 million shares available for issuance under the 2015 Stock Option Plans, including 33 thousand shares available for issuance under the 2015 Stock Incentive Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.
2017 Long Term Incentive Plan
In November 2017, the Company’s Board of Directors (the "Board") adopted the 2017 Long Term Incentive Plan (the “2017 Plan”) under which it may grant stock options to purchase shares of common stock and RSUs. As of June 30, 2022, the Company had reserved 26.6 million shares of common stock available for issuance under the 2017 Plan to employees, directors, officers and consultants of the Company and its subsidiaries. The number of shares of common stock available for issuance under the 2017 Plan is increased annually on each January 1st by 4.4 million shares of common stock. Options and RSUs granted to employees under the 2017 Plan generally vest over terms of one to four years based on continued service and generally expire ten years after the grant date. Common stock subject to an award that expires or is canceled, forfeited, exchanged or otherwise terminated without delivery of shares, and shares withheld or surrendered to pay the exercise price of, or to satisfy the withholding obligations with respect to an award, will become available for future grants under the 2017 Plan.
As of June 30, 2022, there were 16.0 million shares available for issuance under the 2017 Plan. The Company currently uses authorized and unissued shares to satisfy share award exercises.

The fair values for the Company’s stock options granted and Employee Stock Purchase Plan (the "ESPP") purchase rights, as discussed further below, during the periods presented were estimated at the grant date using a Black Scholes option-pricing model using the following weighted average assumptions:

	Stock Options		ESPP
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Expected dividend rate	0%	0%	0%	0%
Expected volatility	50.8%	47.3% - 50.8%	47.9%	50% - 50.8%
Risk-free interest rate	2.00%	0.80% - 1.14%	0.09%	0.04% - 0.09%
Expected term (in years)	6.25	6.25	0.50	0.50
Stock Options
The following table summarizes stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Balances at December 31, 2021	1,901	$25.52	7.0	$46,895
Granted	445	$39.75
Exercised	(144)	$19.29
Forfeited	(125)	$(31.97)
Balances at June 30, 2022	2,077	$28.62	7.3	$70,746
Options vested and expected to vest at June 30, 2022	2,077	$28.62	7.3	$70,746
Options vested and exercisable at June 30, 2022	1,165	$20.83	6.2	$48,737
The Company expects all outstanding stock options to fully vest. The weighted average grant date fair value per share for the six months ended June 30, 2022 and 2021 was $20.15 and $29.51, respectively. The total fair value of shares vested for the three and six months ended June 30, 2022 was $1.2 million and $4.2 million, respectively, compared to $1.3 million and $4.5 million for the three and six months ended June 30, 2021, respectively.
The total unrecognized compensation expense related to non-vested stock options granted is $16.2 million and is expected to be recognized over a weighted average period of 2.6 years as of June 30, 2022.

Restricted Stock Units
The following table summarizes the RSU activity for the Company for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(Per share)	(In years)	(In thousands)
Balances at December 31, 2021	3,631	$41.17	1.4	$175,508
Granted	1,963	$42.40
Vested	(784)	$37.79
Forfeited	(363)	$41.96
Balances at June 30, 2022	4,447	$42.24	2.9	$278,741
Units expected to vest at June 30, 2022	4,447	$42.24	2.9	$278,741
The Company expects all outstanding RSUs to fully vest. The total unrecognized compensation expense related to RSUs was $171.6 million as of June 30, 2022 and is expected to be recognized over a weighted average period of 2.89 years.
Employee Stock Purchase Plan
The Company initially reserved 1.8 million shares of common stock for issuance under the ESPP. The number of shares available for issuance under the ESPP increases annually on January 1st by 0.9 million shares of common stock. The ESPP will continue in effect unless terminated by the Company’s Board or Compensation Committee, each of which has the right to terminate the ESPP at any time.
As of June 30, 2022, 4.0 million shares were available for issuance under the ESPP. During the six months ended June 30, 2022 and 2021, the Company issued and distributed 0.1 million and 0.1 million shares of common stock, respectively. Pursuant to the Merger Agreement, the Company suspended the ESPP, allowing the then-current offering period to expire on its scheduled end date of June 3, 2022 (with certain restrictions) but permitting no additional offering period to commence thereafter. The Company will terminate the ESPP immediately prior to, but contingent upon the occurrence of, the Effective Time.
A summary of the Company’s stock-based compensation expense, which includes stock options, RSUs and the ESPP, is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Stock options	$1,793	$1,796	$3,331	$3,412
RSUs	15,670	10,204	29,033	17,775
ESPP	637	872	1,537	1,758
Total stock-based compensation expense	$18,100	$12,872	$33,901	$22,945

A summary of the Company’s stock-based compensation expense as recognized on the unaudited condensed consolidated statements of operations is presented below:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Cost of revenue - subscription	$1,434	$873	$2,690	$1,535
Cost of revenue - services and other	1,379	938	2,506	1,712
Research and development	4,757	3,186	9,192	5,406
General and administrative	2,895	2,534	5,444	4,596
Sales and marketing	7,635	5,341	14,069	9,696
Total stock-based compensation expense	$18,100	$12,872	$33,901	$22,945
11. Income Taxes
Income Taxes
The income tax expense for the three and six months ended June 30, 2022 is $1.0 million and $2.0 million, respectively. The effective tax rate for the three and six months ended June 30, 2022 is (3.4)% and (3.3)%, respectively, compared to 5.1% and 5.3% for the three and six months ended June 30, 2021. The primary drivers for the differences in the rates from the prior-year period to the current-year period are related to differences in pre-tax book loss and the discrete tax benefit recognized for the change in valuation allowance in the prior-year period.
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
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the periods ended June 30, 2022 and 2021, the Company did not record any material interest or penalties.
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

The following table sets forth the calculation of basic and diluted net loss per share for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands, except per share data)
Numerator
Net loss	$(29,371)	$(16,742)	$(62,455)	$(32,033)

Denominator
Weighted average shares outstanding
Basic	94,469	92,464	94,206	92,076
Diluted	94,469	92,464	94,206	92,076

Net loss per share
Basic	$(0.31)	$(0.18)	$(0.66)	$(0.35)
Diluted	$(0.31)	$(0.18)	$(0.66)	$(0.35)
The following weighted average outstanding shares of common stock equivalents were excluded from the computation of the diluted net loss per share for the periods presented because their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Stock options to purchase common stock	2,107	2,399	2,091	2,432
RSUs issued and outstanding	4,624	3,623	4,440	3,532
ESPP	96	145	121	142
Convertible senior notes	10,845	10,029	10,330	10,314
Total	17,672	16,196	16,982	16,420
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
The following is a summary of consolidated revenues within geographic areas:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
United States	$96,938	$69,742	$173,590	$135,149
EMEA (1)	24,289	19,422	47,435	34,878
Rest of the World (1)	13,056	13,322	28,678	23,221
Total revenue	$134,283	$102,486	$249,703	$193,248
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
You should not rely upon forward-looking statements as predictions of future events or place undue reliance thereon. We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations and projections, in light of currently available information, about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors. Important factors, some of which are beyond our control, that could cause actual results to differ materially from our historical results or those expressed or implied by these forward-looking statements include the following: the completion of the Merger (as defined below) on anticipated terms and timing, regulatory approvals, anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of SailPoint’s business and other conditions to the completion of the Merger; significant transaction costs associated with the proposed Merger; potential litigation relating to the proposed Merger; the risk that disruptions from the proposed Merger will harm SailPoint’s business, including current plans and operations; potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed Merger; restrictions during the pendency of the proposed Merger that may impact SailPoint’s ability to pursue certain business opportunities or strategic transactions; the scope, duration and severity of the COVID-19 pandemic, including any recurrence, as well as the timing of the economic recovery following the pandemic and its effect on the global economy and on our business; our ability to achieve and sustain profitability; our ability to sustain historical growth rates; our ability to attract and retain customers and to deepen our relationships with existing customers; an increased focus in our business from selling licenses to selling subscriptions; breaches in our security, cyber-attacks or other cyber-risks; interruptions with the delivery of our software as a service ("SaaS") solutions or third-party cloud-based systems that we use in our operations; our ability to compete successfully against current and future competitors; the length and unpredictable nature of our sales cycle; delayed effects on our operating results from ratably recognizing some of our revenue; fluctuations in our quarterly results; our ability to maintain successful relationships with our channel partners; the increasing complexity of our operations; real or perceived errors, failures or disruptions in our platform or solutions; our ability to adapt and respond to rapidly changing technology, industry standards, regulations or customer needs, requirements or preferences; our ability to comply with our privacy policy or related legal or regulatory requirements; the impact of various tax laws and regulations, including our failure to comply therewith; our ability to successfully identify, acquire and integrate companies and assets; our ability to maintain and enhance our brand or reputation as an industry leader; and the ability of our platform and solutions to effectively interoperate with our customers’ existing or future information technology (“IT”) infrastructures. More information on these risks and other potential factors that could affect our financial results is included in our other filings with the SEC, including in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Annual Report and “Risk Factors” in Part II, Item 1A in this Quarterly Report and subsequent quarterly reports. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

Pending Transaction
On April 10, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, SailPoint Intermediate Holdings III, LP (“Parent,” f/k/a Project Hotel California Holdings, LP) and Project Hotel California Merger Sub, Inc. (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of Thoma Bravo Fund XV, L.P. (the “Thoma Bravo Fund”), managed by Thoma Bravo, L.P. (“Thoma Bravo”).
As a result of the Merger, each share of the Company’s common stock outstanding immediately prior to the Effective Time of the Merger (the “Effective Time”) (subject to certain exceptions, including shares of common stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be converted into the right to receive the Merger Consideration of $65.25 in cash, subject to applicable withholding taxes.
The transaction is expected to close in the second half of 2022, subject to customary closing conditions, including receipt of regulatory approvals. Upon closing of the transaction, SailPoint’s common stock will no longer be listed on any public market. See Note 1 “Description of Business and Summary of Significant Accounting Policies” to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q for information regarding the Merger.
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
Notwithstanding the potential and actual adverse impacts described above, as the pandemic has caused more of our customers to shift to a virtual workforce, we believe the value and scalability of our identity platform has become even more evident. We believe that the pandemic has not had a material adverse impact on our financial performance, and indeed, our revenue grew throughout 2020 and 2021 and the first half of 2022 as compared to the prior year periods. We expect to continue to see healthy demand for our solutions; nevertheless, we recognize that the uncertainty related to COVID-19 may result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.
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
Key Business Metric
In addition to our financial information prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), we monitor the following key metric to help us measure and evaluate the effectiveness of our operations:

	As of
	June 30, 2022	June 30, 2021
	(In thousands)
Total annual recurring revenue	$429,505	$291,277
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

Results of Operations
The following table sets forth our unaudited condensed consolidated statements of operations for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Revenue
Licenses	$25,743	$24,450	$41,014	$43,685
Subscription	92,289	64,355	177,880	123,597
Services and other	16,251	13,681	30,809	25,966
Total revenue	134,283	102,486	249,703	193,248
Cost of revenue
Licenses	1,290	1,355	2,668	2,602
Subscription (1)	22,680	13,716	42,646	25,020
Services and other (1)	15,723	12,519	29,560	24,318
Total cost of revenue	39,693	27,590	74,874	51,940
Gross profit	94,590	74,896	174,829	141,308
Operating expenses
Research and development (1)	33,363	23,033	64,409	42,599
General and administrative (1)	13,047	10,461	27,034	21,728
Sales and marketing (1)	74,973	58,408	140,703	109,570
Total operating expenses	121,383	91,902	232,146	173,897
Loss from operations	(26,793)	(17,006)	(57,317)	(32,589)
Other expense, net
Interest income	140	212	164	412
Interest expense	(615)	(632)	(1,514)	(1,421)
Other expense, net	(1,128)	(219)	(1,788)	(220)
Total other expense, net	(1,603)	(639)	(3,138)	(1,229)
Loss before income taxes	(28,396)	(17,645)	(60,455)	(33,818)
Income tax (expense) benefit	(975)	903	(2,000)	1,785
Net loss	$(29,371)	$(16,742)	$(62,455)	$(32,033)
(1)Includes stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)
Cost of revenue - subscription	$1,434	$873	$2,690	$1,535
Cost of revenue - services and other	1,379	938	2,506	1,712
Research and development	4,757	3,186	9,192	5,406
General and administrative	2,895	2,534	5,444	4,596
Sales and marketing	7,635	5,341	14,069	9,696
Total stock-based compensation expense	$18,100	$12,872	$33,901	$22,945

The following table sets forth the unaudited condensed consolidated statements of operations data for each of the periods presented as a percentage of total revenue:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue
Licenses	19%	24%	17%	23%
Subscription	69	63	71	64
Services and other	12	13	12	13
Total revenue	100	100	100	100
Cost of revenue
Licenses	1	1	1	1
Subscription	17	14	17	13
Services and other	12	12	12	13
Total cost of revenue	30	27	30	27
Gross profit	70	73	70	73
Operating expenses
Research and development	25	23	26	22
General and administrative	10	10	11	11
Sales and marketing	56	57	56	57
Total operating expenses	91	90	93	90
Loss from operations	(21)	(17)	(23)	(17)
Other expense, net
Interest income	—	—	—	—
Interest expense	—	—	(1)	—
Other expense, net	(1)	—	(1)	—
Total other expense, net	(1)	—	(2)	—
Loss before income taxes	(22)	(17)	(25)	(17)
Income tax (expense) benefit	(1)	1	(1)	1
Net loss	(23)%	(16)%	(26)%	(16)%

Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	variance $	variance %	June 30, 2022	June 30, 2021	variance $	variance %
	(In thousands, except percentages)
Revenue
Licenses	$25,743	$24,450	$1,293	5%	$41,014	$43,685	$(2,671)	(6)%
Subscription
SaaS	46,362	25,369	20,993	83%	87,489	47,258	40,231	85%
Maintenance and support	43,799	37,304	6,495	17%	86,131	72,778	13,353	18%
Other subscription services	2,128	1,682	446	26%	4,260	3,561	699	20%
Total subscription	92,289	64,355	27,934	43%	177,880	123,597	54,283	44%
Services and other	16,251	13,681	2,570	19%	30,809	25,966	4,843	19%
Total revenue	$134,283	$102,486	$31,797	31%	$249,703	$193,248	$56,455	29%
License Revenue. License revenue increased by $1.3 million, or 5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to significant new term license agreements entered into during the quarter.
License revenue decreased by $2.7 million, or 6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to SaaS offerings becoming a larger portion of new sales.
Subscription Revenue. Subscription revenue increased by $27.9 million, or 43%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily due to new sales of our SaaS offerings and an increase in ongoing maintenance and support revenue from our installed base.
Subscription revenue increased by $54.3 million, or 44%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily due to new sales of our SaaS offerings and an increase in ongoing maintenance and support revenue from our installed base.
Services and Other Revenue. Services and other revenue increased by $2.6 million, or 19%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily as a result of an increase in the number of customers using our consulting and training services.
Services and other revenue increased by $4.8 million, or 19%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily a result of an increase in the number of customers using our consulting and training services.
Geographic Regions. Our customers in the United States contributed the largest portion of our revenue in each reporting period ended June 30, 2022 and 2021 because we have more market momentum related to our larger and more established sales force, sales pipeline and brand recognition and awareness in the United States as compared to our other regions. Revenue is classified by the following major geographic areas: (i) the United States, (ii) Europe, the Middle East and Africa (“EMEA”) and (iii) the rest of the world. We continue to invest in increasing the size of our international sales force and strengthening partnerships with global system integrators and resellers worldwide. For the three and six months ended June 30, 2022, the Company realized significant revenue growth in the United States and EMEA. Revenue in the rest of the world decreased 2% for the three months ended June 30, 2022, but increased 24% during the six months ended June 30, 2022.

The following table sets forth, for each of the periods presented, our consolidated total revenue by geography and the respective percentages of total revenue:

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	$	% of revenue	$	% of revenue	$	% of revenue	$	% of revenue
	(In thousands, except percentages)
United States	$96,938	72%	$69,742	68%	$173,590	70%	$135,149	70%
EMEA (1)	24,289	18%	19,422	19%	47,435	19%	34,878	18%
Rest of the World (1)	13,056	10%	13,322	13%	28,678	11%	23,221	12%
Total revenue	$134,283	100%	$102,486	100%	$249,703	100%	$193,248	100%
(1)No single country outside of the United States represented more than 10% of our revenue.
Gross Profit and Gross Margin

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	variance $	variance %	June 30, 2022	June 30, 2021	variance $	variance %
	(In thousands, except percentages)
Gross profit
Licenses	$24,453	$23,095	$1,358	6%	$38,346	$41,083	$(2,737)	(7)%
Subscription	69,609	50,639	18,970	37%	135,234	98,577	36,657	37%
Services and other	528	1,162	(634)	(55)%	1,249	1,648	(399)	(24)%
Total gross profit	$94,590	$74,896	$19,694	26%	$174,829	$141,308	$33,521	24%

Gross margin
Licenses	95%	94%			93%	94%
Subscription	75%	79%			76%	80%
Services and other	3%	8%			4%	6%
Total gross margin	70%	73%			70%	73%
Licenses. License gross profit increased by $1.4 million, or 6%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in gross profit was primarily the result of increased license revenues, as described above. Gross margin remained materially consistent with the prior period.
License gross profit decreased by $2.7 million, or 7%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in gross profit was primarily the result of decreased license revenues, as described above, in addition to increased royalty costs. Gross margin remained materially consistent with the prior period.
Subscription. Subscription gross profit increased by $19.0 million, or 37%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in gross profit was the result of growth in subscription revenue, as described above, partially offset by a $9.0 million increase in cost of revenue compared to the prior period. The increase in cost of revenue was primarily driven by a $5.7 million increase in cloud-based hosting costs to further support the scalability of our SaaS offerings and a $3.0 million increase in employee-based costs to support the growth of our SaaS offerings and ongoing maintenance and support to our expanding installed customer base. Gross margin declined from the comparative prior period due to increased hosting costs in support of SaaS offerings, and a greater increase in our SaaS revenues as compared to our maintenance revenues which have higher relative gross margins.
Subscription gross profit increased by $36.7 million, or 37%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in gross profit was the result of growth in subscription revenue, as described above, partially offset by a $17.6 million increase in cost of revenue compared to the prior period. The increase in cost of revenue was primarily driven by a $10.1 million increase in cloud-based hosting costs to further support the scalability of our SaaS offerings, a $6.4 million increase in employee-based costs to support the growth of our SaaS offerings and ongoing maintenance and support our expanding installed customer base and a $0.7 million increase in amortization of intangibles, primarily from our acquired intangible assets during the first quarter of 2021. Gross margin declined from the comparative prior period due to increased hosting costs in support of SaaS offerings, and a greater increase in our SaaS revenues as compared to our maintenance revenues which have higher relative gross margins.
Services and Other. Services and other gross profit decreased by $0.6 million, or 55%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease in gross profit is primarily attributable to a $3.2 million increase in cost of revenue compared to the prior period, partially offset by the increased revenues due to customer growth. The increase in cost of revenue was primarily driven by a $2.1 million increase in employee-based costs to support an increasing number of customers and a $0.8 million increase in partner costs due to higher partner utilization in our professional services and training organization.
Services and other gross profit decreased by $0.4 million, or 24%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in gross profit is primarily attributable to a $5.2 million increase in cost of revenue compared to the prior period, partially offset by the increased revenues due to customer growth. The increase in cost of revenue was primarily driven by a $3.6 million increase in employee-based costs to support an increasing number of customers and a $1.1 million increase in partner costs due to higher partner utilization in our professional services and training organization.
Operating Expenses

	Three Months Ended				Six Months Ended
	June 30, 2022	June 30, 2021	variance $	variance %	June 30, 2022	June 30, 2021	variance $	variance %
	(In thousands, except percentages)
Operating expenses
Research and development	$33,363	$23,033	$10,330	45%	$64,409	$42,599	$21,810	51%
General and administrative	13,047	10,461	2,586	25%	27,034	21,728	5,306	24%
Sales and marketing	74,973	58,408	16,565	28%	140,703	109,570	31,133	28%
Total operating expenses	$121,383	$91,902	$29,481	32%	$232,146	$173,897	$58,249	33%
Research and Development. Research and development expenses increased by $10.3 million, or 45%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by a $9.0 million increase in employee-based costs due to an increase in headcount, as well as selected salary increases to address competitive market pressures as our headcount increases, as we continue investing in additional products and capabilities and a $1.1 million increase in software and hosting arrangement expenses.
Research and development expenses increased by $21.8 million, or 51%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by a $19.6 million increase in employee-based costs due to an increase in headcount, as well as selected salary increases to address competitive market pressures as our headcount increases, as we continue investing in additional products and capabilities and a $1.6 million increase in software and hosting arrangement expenses.
General and Administrative. General and administrative expenses increased by $2.6 million, or 25%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by employee-related costs related to increased headcount and stock-based compensation and the use of contract labor related to the transition of certain key management positions. As part of the Merger, the Company expects to incur material non-recurring expenses contingent on the consummation of the Merger, including banker fees, legal fees and other third-party professional fees.

General and administrative expenses increased by $5.3 million, or 24%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by employee-related costs related to increased headcount and stock-based compensation and the use of contract labor related to the transition of certain key management positions. As part of the Merger, the Company expects to incur material non-recurring expenses contingent on the consummation of the Merger, including banker fees, legal fees and other third-party professional fees.
Sales and Marketing. Sales and marketing expenses increased by $16.6 million, or 28%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by a $13.3 million increase in employee-based costs, a $1.1 million increase in advertising and promotion expense to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets and a $1.5 million increase in travel expenses as COVID-19 related restrictions were eased.
Sales and marketing expenses increased by $31.1 million, or 28%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by a $26.8 million increase in employee-based costs, a $1.8 million increase in advertising and promotion expense to support increased penetration into our existing customer base and expansion into new industry verticals and geographic markets and a $2.4 million increase in travel expenses as COVID-19 related restrictions were eased.
Other  Expense, net
Interest Income
Interest income for the three months ended June 30, 2022 remained consistent compared to the three months ended June 30, 2021.
Interest income for the six months ended June 30, 2022 decreased by $0.2 million compared to the six months ended June 30, 2021 primarily due to a significant decrease in interest rates earned on our money market accounts and a decrease in our cash balance.
Interest Expense
Interest expense for the three and six months ended June 30, 2022 remained consistent compared to the three and six months ended June 30, 2021.
Other Expense, net
Other expense, net increased by $0.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This increase was primarily driven by changes in foreign exchange rates.
Other expense, net increased by $1.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. This increase was primarily driven by changes in foreign exchange rates.
Income Tax (Expense) Benefit
The Company recorded an income tax expense of $2.0 million and income tax benefit of $1.8 million for the six months ended June 30, 2022 and 2021, respectively, leading to a decrease in net benefit of $3.8 million year-over-year. Provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. The Company is in an overall deferred tax asset position and maintains its valuation allowance for certain federal and state tax purposes as existing deferred tax liabilities do not provide sufficient future taxable income to realize the full benefit of its deferred tax assets.
The effective tax rate for the three and six months ended June 30, 2022 was (3.4)% and (3.3)%, respectively, compared to 5.1% and 5.3% for the three and six months ended June 30, 2021, respectively. The main drivers of the differences in the rates from the prior period to the current period are related to differences in pre-tax book loss and the discrete tax benefit recognized for the change in valuation allowance in the prior-year period.
Liquidity and Capital Resources
As of June 30, 2022, we had $402.4 million of cash and cash equivalents (of which $6.7 million is held in our foreign subsidiaries), $75.0 million of availability under the Credit Agreement (as defined below) and $6.0 million in our irrevocable, cash collateralized, unconditional standby letter of credit issued in connection with our corporate headquarters lease. As of June 30, 2022, we had $179.3 million in net working capital, which we define as current assets less current liabilities, excluding deferred revenue.
On March 11, 2019, SailPoint Technologies, Inc., as borrower, and certain of our other wholly owned subsidiaries entered into a credit agreement (as amended, the “Credit Agreement”), which includes commitments for revolving credit loans of $75.0 million, with a $15.0 million letter of credit sublimit, which amount can be increased or decreased under specified circumstances and is subject to certain financial covenants. We had no outstanding revolving credit loan balance, and we were in compliance with all applicable covenants as of June 30, 2022. See Note 8 “Credit Agreement” in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding the terms and conditions of the Credit Agreement.
In September 2019, we issued $400.0 million aggregate principal amount of 0.125% convertible senior notes due 2024 (the “Notes”) in a private offering (the "Offering") to qualified institutional buyers. The net proceeds from the Offering were approximately $391.2 million, after deducting discounts and commissions and other fees and expenses payable by the Company in connection with the Offering. In conjunction with the issuance of the Notes, and exercise in full of the initial purchasers’ option, the Company used approximately $37.1 million of the net proceeds to pay the cost of privately negotiated capped call transactions (the “Capped Call Transactions”) to reduce our exposure to additional cash payments above principal balances in the event of a cash conversion of the Notes. The Notes will mature on September 15, 2024, unless earlier redeemed, repurchased or converted. The Notes bear interest at a fixed rate of 0.125% per year payable semiannually in arrears on March 15 and September 15 of each year. As of June 30, 2022, we had in aggregate $1.1 million in contractual interest payments, of which $0.5 million are due within the next 12 months.
As of June 30, 2022, the Notes are convertible at the option of the holders. We have the ability to settle the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock at our own election. The impact of the Notes on our liquidity will depend on whether we elect to settle any conversion in shares of our common stock or a combination of cash and shares. During the three months ended March 31, 2021, the Company settled conversion requests in the aggregate principal amount of $10.2 million of the Notes and terminated corresponding Capped Call Transactions. In connection with these transactions, we paid $10.2 million in cash to the converting holders for the principal amount, issued to the converting holders 181,629 shares of the Company's common stock with a fair value of approximately $10.1 million, and received 37,301 shares of the Company's common stock bearing a fair value of $1.9 million. As of the date of this filing, no other holders of the Notes have submitted requests for conversion. See Note 9 “Convertible Senior Notes and Capped Call Transactions” in the notes to our unaudited condensed consolidated financial statements included in this Quarterly Report for more information regarding the terms and conditions of the Notes and Capped Call Transactions.
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
On April 10, 2022, we entered into the Merger Agreement, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of the Thoma Bravo Fund, managed by Thoma Bravo. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the Effective Time. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Parent’s consent, including:
•acquiring businesses and disposing of significant assets;
•incurring expenditures above specified thresholds;
•issuing additional debt facilities; and
•repurchasing shares of our outstanding common stock.
We do not believe these restrictions will prevent us from meeting our ongoing costs of operations, working capital needs, or capital expenditure requirements.
Summary of Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended
	June 30, 2022	June 30, 2021
	(In thousands)
Net cash used in operating activities	$(36,185)	$(24,606)
Net cash used in investing activities	(3,492)	(72,979)
Net cash provided by (used in) financing activities	6,650	(5,021)
Net decrease in cash, cash equivalents and restricted cash	$(33,027)	$(102,606)
Cash Flows from Operating Activities
During the six months ended June 30, 2022, cash used in operating activities was $36.2 million, which consisted of a net loss of $62.5 million, adjusted by non-cash charges of $59.9 million and a net decrease of $33.7 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $11.4 million, amortization of debt discount and issuance costs of $0.9 million, amortization of contract acquisition costs of $14.4 million, and stock-based compensation of $33.9 million. The $33.7 million decrease in our net operating assets and liabilities was primarily a result of a decrease in accrued expenses and other liabilities due to the timing of cash disbursements, including commissions and bonuses, an increase in deferred contract acquisition costs which has accelerated as subscription sales continue to grow, an increase in contract assets related to multi-year deals, an increase in prepayments and other assets due to timing of cash disbursements, partially offset by an increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for subscription and support services, a decrease in accounts receivable due to the timing of receipts of payments from customers and an increase in accounts payable due to timing of cash disbursements.
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
Cash Flows from Investing Activities
During the six months ended June 30, 2022, cash used in investing activities was $3.5 million, consisting primarily of $3.5 million for purchases of property and equipment, primarily computer equipment.
During the six months ended June 30, 2021, cash used in investing activities was $73.0 million, consisting primarily of $71.0 million of cash paid for business acquisitions, net of cash acquired, and $2.0 million for purchases of property and equipment.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, cash provided by financing activities was $6.7 million, consisting of $5.4 million of proceeds from issuances of equity pursuant to our Employee Stock Purchase Plan and $2.8 million of proceeds from exercises of stock options, partially offset by $1.6 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers.
During the six months ended June 30, 2021, cash used in financing activities was $5.0 million, consisting of $10.2 million of payments upon the partial conversion of the Notes and $3.1 million in vesting of restricted stock units, primarily related to tax payments funded in the form of net issuances for certain executive officers, partially offset by $5.2 million of proceeds from issuances of equity pursuant to our Employee Stock Purchase Plan and $3.0 million of proceeds from exercises of stock options.
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
Interest Rate Risk
We had cash and cash equivalents and restricted cash of $409.1 million as of June 30, 2022, which are held in cash deposits and money market funds. Due to the short-term nature of these instruments, we believe that we do not have material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates. As of June 30, 2022, we do not believe a hypothetical 10% relative change in interest rates would have a material impact on the value of our cash equivalents.
We did not have any investments in marketable securities as of June 30, 2022.
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
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risk related to operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound, Euro, Israeli shekel, Indian rupee, Australian dollar, Singapore dollar and Canadian dollar. As of June 30, 2022, our cash and cash equivalents included $6.7 million held in currencies other than the U.S. dollar. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect our operating results as expressed in U.S. dollars. These amounts are included in other expense, net, on our unaudited condensed consolidated statements of operations.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding disclosure. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022 and, based on such evaluation, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(d) and 15d-15(d) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 1, 2022, in connection with the Merger, a purported individual shareholder of SailPoint filed a complaint in the United States District Court for the Southern District of New York, captioned Bushansky v. SailPoint Technologies Holdings, Inc., et al., No. 1:22-cv-04504, naming as defendants the Company and each member of the Company's board of directors (the “Board ”) as of the date of the Merger Agreement (Bushansky). On June 9 and June 16, two additional cases were filed by purported individual shareholders of SailPoint in the same court, captioned Finger v. SailPoint Technologies Holdings, Inc., et al., 1:22-cv-04837 (Finger) and Nathan v. SailPoint Technologies Holdings, Inc., et al., 1:22-cv-05046 (Nathan). On June 2, 2022, one additional case was filed by a purported individual shareholder of SailPoint in the United States District Court for the Eastern District of New York, captioned Holness v. SailPoint Technologies Holdings, Inc., et al., No. 1:22-cv-03268 (Holness). On June 17, 2022, the Holness case was voluntarily dismissed without prejudice. The Bushansky, Finger, Nathan and Holness cases, and any similar subsequently filed cases involving the Company, the Board or any committee thereof and/or any of the Company’s directors or officers relating directly or indirectly to the Merger Agreement, the Merger or any related transaction, are referred to as the “Merger Litigations.”
The Merger Litigations filed to date generally allege that the proxy statement issued on Schedule 14A by the Company on May 31, 2022 is materially incomplete and misleading by allegedly failing to disclose certain purportedly material information. The Merger Litigations assert violations of Section 14(a) of the Exchange Act, Rule 14a-9 promulgated thereunder against SailPoint and the Board and violations of Section 20(a) of the Exchange Act against the Board. The Merger Litigations seek, among other things: an injunction enjoining consummation of the Merger, rescission of the Merger Agreement, a declaration that the Company and the Board violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, an order directing the Board to comply with the Exchange Act, damages, costs of the action, including attorneys’ fees and experts’ fees and expenses, and any other relief the court may deem just and proper.
SailPoint cannot predict the outcome of each Merger Litigation, nor can SailPoint predict the amount of time and expense that will be required to resolve each Merger Litigation. SailPoint believes that the Bushansky, Finger, Nathan, and Holness cases are without merit and that no supplemental disclosures are required under applicable law, and SailPoint and its directors intend to vigorously defend against each Merger Litigation and any subsequently filed similar actions. It is possible that additional similar complaints could be filed in connection with the Merger. SailPoint cannot predict the outcome of or estimate the possible loss or range of loss from the Merger Litigations. If any additional complaints are filed, absent new or significantly different allegations, SailPoint will not necessarily disclose such additional demand letters or filings. Although the results of these proceedings and claims cannot be predicted with certainty, at this time the Company does not believe the ultimate cost to resolve these matters will individually, or taken together, have a material adverse effect on the Company’s business, operating results, cash flows or financial condition.
Except as described above, we are not currently a party to, nor is our property currently subject to, any material legal proceedings, and we are not aware of any such proceedings contemplated by governmental authorities.
Item 1A. Risk Factors
Except with respect to the risk factor set forth below, there have been no material changes to the risk factors disclosed in “Risk Factors” in Part I, Item 1A on our Form 10-K filed for the year ended December 31, 2021.
The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
On April 10, 2022, we entered into the Merger Agreement with Parent and Merger Sub, providing for our acquisition by affiliates of a fund advised by private equity investment firm Thoma Bravo. Completion of the Merger is subject to the satisfaction of various conditions, including (1) regulatory approvals, (2) the absence of any order, injunction or law prohibiting the Merger, (3) the accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (4) compliance in all material respects with the other party’s obligations under the Merger Agreement, and (5) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the date of the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.
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
•increased difficulty in attracting and retaining key personnel due to uncertainty regarding the Merger;
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
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain regulatory approvals from governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);
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
•investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and
•the requirement that we pay a termination fee of $212.5 million if the Merger Agreement is terminated in certain circumstances, including by the Company to enter into a superior proposal or by Parent because the Board withdraws its recommendation in favor of the Merger.
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
As of June 30, 2022, we have used $160.0 million of the proceeds from our initial public offering to repay borrowings under our previous term loan facility and $1.8 million of such proceeds to pay a related prepayment premium; the remaining net proceeds are held in cash and have not been deployed.
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

SailPoint Technologies Holdings, Inc.

Date: August 9, 2022	By:	/s/ Mark McClain
Mark McClain
Chief Executive Officer

Date: August 9, 2022	By:	/s/ Colleen Healy
Colleen Healy
Chief Financial Officer